Form 10-Q
period 1995-03-31
LIBERTY HOMES INC
filed 1995-05-15
CIK 59240

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

(Mark One)
  X        Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1995.

                                      - or -

                     Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934
               For the Transition Period From ________ to _______.


                          COMMISSION FILE NUMBER 0-5555
                               LIBERTY HOMES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     INDIANA                                            35-1174256
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

P.O. BOX 35, GOSHEN, INDIANA                               46527
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP Code)

                                 (219) 533-0431
               (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.          YES  X    NO
                                               -----    -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                             Shares of Outstanding
            Class                             at April 21, 1995
            -----                             -----------------

Class A Common Stock, $1.00 par value             2,700,306

Class B Common Stock, $1.00 par value             1,795,494


                                     1 of 11

                                      INDEX

PART I - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
- -------------------------------------------------------

                                                                 Pages

General                                                            3

Item 1.   Consolidated Financial Statements -
               Liberty Homes, Inc.

     Consolidated Balance Sheet, as of
          March 31, 1995 and December 31, 1994                     4

     Consolidated Statement of Income, for the
          three months ended March 31, 1995
          and 1994                                                 5

     Consolidated Statement of Cash Flows for the
          three months ended March 31,
          1995 and 1994                                            6

     Notes to Consolidated Financial Statements                    7

Item 2.   Management's Discussion and Analysis
               of Financial Condition and
               Results of Operations                              8-9



Part II - Other Information
- ---------------------------

Item 6.   Exhibits and Reports on Form 8-K                         10

               Signature                                           11

                   PART I - CONSOLIDATED FINANCIAL INFORMATION

GENERAL

     The consolidated financial statements and footnotes thereto listed in the Index on page 2 of this report have been prepared using generally accepted accounting principles applied on a basis consistent with 1994. The results of operations for the interim period presented are not necessarily indicative of results to be expected for the year. The information included in this report has not been examined prior to filing by an independent public accountant, and is therefore, subject to any adjustments which may result from the year-end examination of the Company's financial statements. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.

                               LIBERTY HOMES, INC.

                           CONSOLIDATED BALANCE SHEET


                   as of March 31, 1995 and December 31, 1994

ASSETS                                                                     LIABILITIES
- ------                                                                     -----------
                                           March 31,    December 31,                                       March 31,    December 31,
                                             1995          1994                                              1995           1994
                                             ----          ----                                              ----           ----
Current assets:                                                            Current liabilities:
   Cash and cash equivalents..........  $  2,650,000    $  8,069,000       Accounts payable............  $ 8,488,000    $ 8,366,000
   Short-term investments.............    19,025,000      19,475,000       Dividend payable............      316,000        320,000
   Receivables........................    11,926,000       6,756,000       Accrued liabilities.........    3,496,000      2,735,000
   Prepaid income taxes...............       557,000         988,000                                     -----------    -----------
   Inventories........................    11,148,000       9,361,000        Total current liabilities..   12,300,000     11,421,000
   Deferred tax asset.................     1,036,000       1,036,000                                     -----------    -----------
   Prepayments and other..............       908,000         740,000    Deferred income taxes..........    2,290,000      2,290,000
                                         -----------     -----------                                     -----------    -----------
      Total current assets............    47,250,000      46,425,000
                                         -----------     -----------

                                                                        Contingent liabilities (see notes)

                                                                        Shareholders' Equity
                                                                        --------------------

                                                                        Capital Stock:

                                                                           Class A, $1 par value
                                                                            Authorized - 7,500,000 Shares
Property, plant and equipment:                                               Issued and outstanding - 2,716,000 in
                                                                             1995 and 2,736,000 in 1994    2,716,000      2,736,000
   Land............................        1,041,000       1,041,000       Class B, $1 par value
   Buildings and improvements......       14,998,000      14,902,000        Authorized - 3,500,000 Shares
   Machinery and equipment.........       12,721,000      12,042,000         Issued and outstanding - 1,795,000 in
                                         -----------     -----------         1995 and 1,795,000 in 1994    1,795,000      1,795,000
                                          28,760,000      27,985,000
                                                                           Other capital.................     83,000         83,000

   Less accumulated                                                        Retained earnings............. 43,111,000     42,688,000
     depreciation..................       13,715,000      13,397,000                                     -----------    -----------
                                         -----------     -----------
                                          15,045,000      14,588,000                                      47,705,000     47,302,000
                                         -----------     -----------                                     -----------    -----------
                                        $ 62,295,000    $ 61,013,000                                    $ 62,295,000   $ 61,013,000
                                         -----------     -----------                                     -----------    -----------
                                         -----------     -----------                                     -----------    -----------

                               LIBERTY HOMES, INC.
                        CONSOLIDATED STATEMENT OF INCOME

               for the three months ended March 31, 1995 and 1994

                                  ____________

                                          1995          1994
                                          ----          ----
Net sales                            $39,146,000    $28,875,000

Cost of sales                         34,624,000     24,568,000
                                     -----------    -----------

     Gross profit                      4,522,000      4,307,000

Selling, general and administrative
     expenses                          3,387,000      2,708,000
                                     -----------    -----------

     Operating income                  1,135,000      1,599,000

Interest and other income                379,000        281,000
                                     -----------    -----------

     Income before
       income taxes                    1,514,000      1,880,000


Income tax expense                       612,000        752,000
                                     -----------    -----------

     Net income                      $   902,000    $ 1,128,000
                                     -----------    -----------
                                     -----------    -----------
Share income per outstanding Common
  Share, based upon weighted average
  4,520,000 Common Shares outstanding
  at March 31, 1995 and 4,571,000 Common
  Shares outstanding at March 31, 1994    $.20            $.25
                                          ----            ----
                                          ----            ----
Cash dividend per share:

     Class A Common Stock                 $.07            $.07
                                          ----            ----
                                          ----            ----

     Class B Common Stock                 $.07            $.07
                                          ----            ----
                                          ----            ----

                               LIBERTY HOMES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1995 and 1994
                                 _______________

                                                         1995           1994
                                                         ----           ----
Cash flows from operating activities:
    Net income                                       $   902,000    $ 1,128,000
    Adjustment to reconcile net income
         to net cash used in
         operating activities -
         Depreciation                                    318,000        221,000
         Deferred income taxes                            - -            - -
    Changes in assets and liabilities:
     Receivables                                      (5,170,000)    (4,662,000)
     Refundable income taxes                             431,000      1,440,000
     Inventories                                      (1,787,000)    (2,280,000)
     Prepayments and other                              (168,000)       300,000
     Accounts payable                                    122,000      1,205,000
     Accrued liabilities                                 761,000        700,000
     Income taxes payable                                 - -          (599,000)
                                                     -----------    -----------

Net cash used in operating activities                 (4,591,000)    (2,547,000)
                                                     -----------    -----------

Cash flows provided by (used in)
    investing activities -
    Additions to property, plant
         and equipment, net                             (775,000)      (525,000)
    Redemption of short-term investments                 450,000      9,000,000
                                                     -----------    -----------

Net cash provided by (used in) investing
    activities                                          (325,000)     8,475,000
                                                     -----------    -----------


Cash flows used in financing activities -
    Cash dividends paid                                 (320,000)      (320,000)
    Retirement of common stock                          (183,000)         - -
                                                     -----------    -----------

Net cash used in financing activities                   (503,000)      (320,000)
                                                     -----------    -----------

Net increase (decrease) in cash and
    cash equivalents                                  (5,419,000)     5,608,000

Cash and cash equivalents at beginning
    of period                                          8,069,000     10,674,000
                                                     -----------    -----------
                                                     -----------    -----------

Cash and cash equivalents at
    end of period                                    $ 2,650,000    $16,282,000
                                                     -----------    -----------
                                                     -----------    -----------
Supplemental disclosures of cash flow
    information - cash paid during
    the period for income taxes                      $   181,000    $ 1,351,000
                                                     -----------    -----------
                                                     -----------    -----------

                                OTHER INFORMATION

SHORT TERM INVESTMENTS:

     Short term investments consist primarily of certificates of deposits with original maturities greater than 90 days.


INVENTORIES:

     Inventories, consisting primarily of raw materials, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.


CONTINGENT LIABILITIES:

Repurchase Obligations

     The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default. The Company's exposure to loss under such agreements is reduced by the resale of the repurchased home. The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of March 31, 1995 will not have a significant impact on the financial condition of the Company.

Other Contingencies

     Letters of Credit totalling $4,000,000 have been issued to the Company's insurance carriers who have underwritten the Company's insurance programs.


REVENUE RECOGNITION:

     The Company recognizes revenue when the product is shipped to independent dealers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Working capital as of March 31, 1995 and December 31, 1994, was $34,950,000 and $35,004,000, respectively. Cash, cash equivalents and short-term investments as of March 31, 1995 and December 31, 1994 were $21,675,000 and $27,544,000, respectively. The decrease in cash, cash equivalents and short-term investments was due to the normal increase in accounts receivable and inventories for operations in the first quarter. There was no debt as of March 31, 1995 and December 31, 1994. The Company's expansion program at its Wisconsin and Indiana plants is continuing on schedule. Funding for the expansion is being provided by existing working capital. During the quarter ended March 31, 1995, the Company repurchased a total of 20,500 shares of common stock under the program initiated in 1994 to acquire up to 300,000 shares of its common stock.

     Net sales for the first quarter of 1995 were $39,146,000, an increase of $10,271,000 from the same quarter of 1994. This increase results from higher sales at the Company's reopened Kansas plant, initial sales from the newly opened Alabama plant and increased prices implemented to offset increased costs due to mandated regulations covering energy performance and wind stability specifications. Net income of $902,000 for the first quarter of 1995 was a decrease of $226,000 from the same quarter of 1994. The decrease in earnings results from production start-up costs sustained at the Company's new Alabama facility and increased material costs. As sales backlogs in the mobile home industry are traditionally short, and as dealer inventories do not normally fluctuate substantially, the orders that the Company receives are indicative of the day to day retail sales activity of its products. Any changes affecting the desire or ability of retail customers to purchase, such as cost, availability of credit and unemployment, have an immediate effect on the Company's operations.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
     No exhibits are filed as part of this report, and no reports on Form 8-K for January, February or March, 1995 have been filed.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LIBERTY HOMES, INC.
                                     ----------------------------
                                             Registrant





                                     By____________________________
                                       Marc A. Dosmann
                                       Vice President -
                                       (Principal Financial and
                                       Accounting Officer)




Dated    May 12, 1995
     ------------------