Form 10-Q
period 1995-06-30
LIBERTY HOMES INC
filed 1995-08-14
CIK 59240

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549


(Mark One)
     X         Quarterly Report Pursuant to Section 13 or
  -------     15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended June 30, 1995.

                                     - or -

               Transition Report Pursuant to Section 13 or
  ------       15(d) of the Securities Exchange Act of 1934
          For the Transition Period From           to        .
                                          --------    -------


                          COMMISSION FILE NUMBER 0-5555
                               LIBERTY HOMES, INC.
             (Exact name of registrant as specified in its charter)


       INDIANA                                           35-1174256
(State of Incorporation)                   (I.R.S. Employer Identification No.)


P.O. BOX 35, GOSHEN, INDIANA                                     46527
(Address of principal executive offices)                      (ZIP Code)


                                 (219) 533-0431
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                     Yes  X    No
                                                           ---      ---
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                        Shares of Outstanding
            Class                        at July 21, 1995
            -----                       ---------------------

Class A Common Stock, $1.00 par value        2,694,306

Class B Common Stock, $1.00 par value        1,795,494

                                     1 of 12

                                      INDEX

PART I - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                                               PAGES
                                                               -----

General                                                          3

Item 1.   Consolidated Financial Statements -
                 Liberty Homes, Inc.

          Consolidated Balance Sheet, as of
             June 30, 1995 and December 31, 1994                 4

          Consolidated Statement of Income, for the
             three months ended June 30, 1995
             and 1994                                            5

          Consolidated Statements of Income, for the
             six months ended June 30, 1995
             and 1994                                            6

          Consolidated Statement of Cash Flows for the
             six months ended June 30, 1995 and 1994             7

          Notes to Consolidated Financial Statements             8

Item 2.   Management's Discussion and Analysis
                 of Financial Condition and
                  Results of Operations                         9-10


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                      11

Signature                                                       12

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

                               LIBERTY HOMES, INC.

                           CONSOLIDATED BALANCE SHEET

                    as of June 30, 1995 and December 31, 1994


ASSETS
                                             June 30,       December 31,
                                               1995            1994
                                               ----            ----
Current assets:
     Cash and cash equivalents.......   $     6,118,000     $    8,069,000
     Short-term investments..........        19,050,000         19,475,000
     Receivables.....................        11,373,000          6,756,000
     Prepaid income taxes............            21,000            988,000
     Inventories.....................        10,871,000          9,361,000
     Deferred tax asset..............         1,086,000          1,036,000
     Prepayments and other...........           931,000            740,000
                                        ---------------     --------------


        Total current assets.........        49,450,000         46,425,000
                                        ---------------     --------------



Property, plant and equipment:

     Land............................         1,041,000          1,041,000
     Buildings and improvements......        17,330,000         14,902,000
     Machinery and equipment.........        13,576,000         12,042,000
                                        ---------------     --------------

                                             31,947,000         27,985,000


Less accumulated
   depreciation......................        13,936,000         13,397,000
                                        ---------------     --------------
                                             18,011,000         14,588,000
                                        ---------------     --------------
                                        $    67,461,000     $   61,013,000
                                        ---------------     --------------
                                        ---------------     --------------


LIABILITIES

Current liabilities:
     Trade accounts payable..........   $     6,447,000      $   3,067,000
     Dividend payable................           314,000            320,000
     Accrued liabilities.............         9,419,000          8,034,000
                                         --------------     --------------

          Total current liabilities..        16,180,000         11,421,000
                                         --------------     --------------

Deferred income taxes................         2,242,000          2,290,000
                                         --------------     --------------




Contingent liabilities (see notes)

SHAREHOLDERS' EQUITY

Capital Stock:

   Class A, $1 par value
     Authorized - 7,500,000 Shares
       Issued and outstanding - 2,695,000
       in 1995 and 2,736,000 in 1994          2,695,000          2,736,000

   Class B, $1 par value
     Authorized - 3,500,000 Shares
       Issued and outstanding - 1,795,000
       in 1995 and 1,795,000 in 1994          1,795,000          1,795,000

Other capital.......................             83,000             83,000

Retained earnings...................         44,466,000         42,688,000
                                         --------------     --------------

                                             49,039,000         47,302,000
                                         --------------     --------------

                                         $   67,461,000     $   61,013,000
                                         --------------     --------------
                                         --------------     --------------

                               LIBERTY HOMES, INC.
                        CONSOLIDATED STATEMENT OF INCOME

                for the three months ended June 30, 1995 and 1994

                                  ____________

                                        1995           1994
                                        ----           ----
Net sales                          $43,407,000    $31,898,000

Cost of sales                       37,122,000     26,989,000
                                   -----------    -----------

     Gross profit                    6,285,000      4,909,000

Selling, general and administrative
     expenses                        3,713,000      3,018,000
                                   -----------    -----------

     Operating income                2,572,000      1,891,000

Interest and other income              430,000      1,313,000 (a)
                                   -----------    -----------

     Income before
       income taxes                  3,002,000      3,204,000

Income tax expense                   1,168,000      1,332,000
                                   -----------    -----------

     Net income                    $ 1,834,000    $ 1,872,000 (a)
                                   -----------    -----------
                                   -----------    -----------

Share income per outstanding Common
  Share, based upon weighted average
  4,496,000 Common Shares outstanding
  at June 30, 1995 and 4,571,000 Common
  Shares outstanding at June 30, 1994   $.41         $.41 (a)
                                        ----         ----
                                        ----         ----
Cash dividend per share:

     Class A Common Stock               $.07         $.07
                                        ----         ----
                                        ----         ----

     Class B Common Stock               $.07         $.07
                                        ----         ----
                                        ----         ----

(a) Includes a $942,000 pretax gain on sale of idle facility in other income which results in $552,000 of net income or $.12 per share.

                               LIBERTY HOMES, INC.
                        CONSOLIDATED STATEMENT OF INCOME

                 for the six months ended June 30, 1995 and 1994

                                  ____________

                                        1995           1994
                                        ----           ----
Net sales                          $82,553,000    $60,773,000

Cost of sales                       71,746,000     51,557,000
                                   -----------    -----------

     Gross profit                   10,807,000      9,216,000

Selling, general and administrative
     expenses                        7,100,000      5,726,000
                                   -----------    -----------

     Operating income                3,707,000      3,490,000

Interest and other income              809,000      1,594,000   (a)
                                   -----------    -----------

     Income before
       income taxes                  4,516,000      5,084,000

Income tax expense                   1,780,000      2,084,000
                                   -----------    -----------
     Net income                     $2,736,000     $3,000,000   (a)
                                   -----------    -----------
                                   -----------    -----------

Share income per outstanding Common
  Share, based upon weighted average
  4,508,000 Common Shares outstanding
  at June 30, 1995 and 4,571,000 Common
  Shares outstanding at June 30, 1994   $.61        $.66 (a)
                                        ----        ----
                                        ----        ----

Cash dividend per share:

     Class A Common Stock               $.14        $.14
                                        ----        ----
                                        ----        ----

     Class B Common Stock               $.14        $.14
                                        ----        ----
                                        ----        ----

(a) Includes a $942,000 pretax gain on sale of idle facility in other income which results in $552,000 of net income or $.12 per share during the second quarter of 1994.

                               LIBERTY HOMES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1995 and 1994
                                 _______________

                                                    1995           1994
                                                    ----           ----
Cash flows from operating activities:
     Net income                                   $ 2,736,000    $ 3,000,000
     Adjustment to reconcile net income
          to net cash used in
          operating activities -
          Depreciation                                539,000        471,000
          Gain on sale of idle facility                  - -        (942,000)
          Deferred income taxes                       (98,000)          - -
     Changes in assets and liabilities:
      Receivables                                  (4,617,000)    (4,744,000)
      Prepaid income taxes                            967,000      1,869,000
      Inventories                                  (1,510,000)    (2,609,000)
      Prepayments and other                          (191,000)       189,000
      Trade accounts payable                        3,380,000      2,057,000
      Accrued liabilities                           1,385,000      1,108,000
      Dividends Payable                                (6,000)          - -
                                                   -----------   -----------

Net cash from operating activities                  2,585,000        399,000
                                                   -----------   -----------
Cash flows provided by (used in)
     investing activities -
     Proceeds from sale of idle facility                 - -       2,988,000
     Additions to property, plant
          and equipment                            (3,962,000)      (937,000)
     Redemption (purchase) of short-term
          investments                                 425,000     (2,000,000)
                                                   -----------   -----------
Net cash provided by (used in) investing
     activities                                    (3,537,000)        51,000
                                                   -----------   -----------
Cash flows used in financing activities -
     Cash dividends paid                             (627,000)      (640,000)
     Retirement of common stock                      (372,000)          - -
                                                  -----------    -----------
Net cash used in financing activities                (999,000)      (640,000)
                                                  -----------    -----------
Net increase (decrease) in cash and
     cash equivalents                              (1,951,000)      (190,000)

Cash and cash equivalents at beginning
     of period                                      8,069,000     10,674,000
                                                  -----------    -----------
Cash and cash equivalents at
     end of period                                $ 6,118,000    $10,484,000
                                                  -----------    -----------
                                                  -----------    -----------
Supplemental disclosures of cash flow
     information - cash paid during
     the period for income taxes                  $   911,000    $ 2,299,000
                                                  -----------    -----------
                                                  -----------    -----------

                                OTHER INFORMATION

SHORT TERM INVESTMENTS:

     Short term investments consist primarily of certificates of deposits with original maturities greater than 90 days.


INVENTORIES:

     Inventories, consisting primarily of raw materials, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.


CONTINGENT LIABILITIES:

Repurchase Obligations

     The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default. The Company's exposure to loss under such agreements is reduced by the resale of the repurchased home. The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of June 30, 1995 will not have a significant impact on the financial condition of the Company.

Other Contingencies

     Letters of Credit totalling $4,000,000 have been issued to the Company's insurance carriers who have underwritten the Company's insurance programs.


REVENUE RECOGNITION:

     The Company recognizes revenue when the product is shipped to independent dealers.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     Cash, cash equivalents and short term investments as of June 30, 1995 and December 31, 1994 were $25,168,000 and $27,544,000, respectively. Working capital as of June 30, 1995 and December 31, 1994 was $33,270,000 and $35,004,000, respectively. The decrease of these items has been caused by accounts receivable and inventory increases as the Company's operations expand over the normal year end base, and by the funding of the Company's facility expansions at its Wisconsin and Indiana production sites. Also During the six months ended June 30, 1995, the Company repurchased a total of 41,200 shares of common stock under the program initiated in 1994 to acquire up to 300,000 shares of its common stock.

     Net sales for the second quarter of 1995 were $43,407,000, an increase of $11,509,000 from the same quarter of 1994. This increase results from higher sales at the Company's reopened Kansas plant, initial sales from the newly opened Alabama plant and increased prices implemented to offset increased costs due to mandated regulations covering energy performance and wind stability specifications. Net income for the quarter ended June 30, 1995 was $1,834,000 which was a $38,000 decrease from the same quarter in 1994 during which the company's idle facility in Belton, Texas was sold at an after tax gain of $552,000.

     As sales backlogs in the manufactured housing industry are traditionally short and as dealer inventories do not normally fluctuate substantially, the orders that the Company receives are indicative of the day-to-day retail sales activity of its product. Any changes affecting the desire or ability of retail customers to purchase, such as cost, credit availability and employment, have an immediate effect on the Company's operations.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No exhibits are filed as part of this report, and no reports on Form 8-K for April, May or June, 1995 have been filed.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LIBERTY HOMES, INC.
                                   -----------------------------
                                           Registrant





                                   By
                                     ---------------------------
                                        Marc A. Dosmann
                                        Vice President -
                                        (Principal Financial and
                                        Accounting Officer)





Dated    August 14, 1995