Form 10-Q
period 1995-09-30
LIBERTY HOMES INC
filed 1995-11-13
CIK 59240

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549


(Mark One)
  X       Quarterly Report Pursuant to Section 13 or
------    15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended September 30, 1995.

                            - or -

          Transition Report Pursuant to Section 13 or
------    15(d) of the Securities Exchange Act of 1934
       For the Transition Period From ________ to _______.


                          COMMISSION FILE NUMBER 0-5555
                               LIBERTY HOMES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       INDIANA                                          35-1174256
STATE OF INCORPORATION                     (I.R.S. EMPLOYER IDENTIFICATION NO.)



P.O. BOX 35, GOSHEN, INDIANA                             46527
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


                                 (219) 533-0431
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.                             Yes  X   No
                                                                  ----     ----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                                        Shares of Outstanding
            CLASS                        at October 20, 1995
            -----                        -------------------

Class A Common Stock, $1.00 par value        2,626,761

Class B Common Stock, $1.00 par value        1,795,494


                                     1 of 12

                                      INDEX

PART I - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                                               Pages
                                                               -----
General                                                         3

Item 1.   Consolidated Financial Statements -
                 Liberty Homes, Inc.

          Consolidated Balance Sheet, as of
             September 30, 1995 and December 31, 1994           4

          Consolidated Statement of Income, for the
             three months ended September 30, 1995
             and 1994                                           5

          Consolidated Statement of Income, for the
             nine months ended September 30, 1995
             and 1994                                           6

          Consolidated Statement of Cash Flows for the
             nine months ended September 30, 1995
             and 1994                                           7

          Notes to Consolidated Financial Statements            8

Item 2.   Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                           9-10


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                     11

Signature                                                      12

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

                               LIBERTY HOMES, INC.

                           CONSOLIDATED BALANCE SHEET

                 as of September 30, 1995 and December 31, 1994

ASSETS
                                   September 30,  December 31,
                                       1995           1994
                                       ----           ----
Current assets:
 Cash and cash equivalents . . .   $ 5,956,000   $  8,069,000
 Short-term investments. . . . .    17,450,000     19,475,000
 Receivables . . . . . . . . . .    12,179,000      6,756,000
 Prepaid income taxes. . . . . .       399,000        988,000
 Inventories . . . . . . . . . .    10,881,000      9,361,000
 Deferred tax asset. . . . . . .     1,109,000      1,036,000
 Prepayments and other . . . . .       886,000        740,000
                                  ------------   ------------
    Total current assets . . . .    48,860,000     46,425,000
                                  ------------   ------------










Property, plant and equipment:

Land . . . . . . . . . . . . . .     1,041,000      1,041,000
Buildings and improvements . . .    20,042,000     14,902,000
Machinery and equipment. . . . .    14,607,000     12,042,000
                                  ------------   ------------
                                    35,690,000     27,985,000


Less accumulated
  depreciation . . . . . . . . .    14,363,000     13,397,000
                                  ------------   ------------
                                    21,327,000     14,588,000
                                  ------------   ------------
                                  $ 70,187,000   $ 61,013,000
                                  ------------   ------------
                                  ------------   ------------



LIABILITIES

                                         September 30,   December 31,
                                             1995           1994
                                             ----           ----
  Current liabilities:
   Accounts payable. . . . . . . . .      $ 6,377,000    $ 3,067,000
   Dividend payable. . . . . . . . .          310,000        320,000
   Accrued liabilities . . . . . . .       11,074,000      8,034,000
                                         ------------   ------------
     Total current liabilities . . .       17,761,000     11,421,000
                                         ------------   ------------
  Deferred income taxes. . . . . . .        2,290,000      2,290,000
                                         ------------   ------------



  Contingent liabilities (see notes)

  Shareholders' Equity
  --------------------

  Capital Stock:

    Class A, $1 par value
        Authorized - 7,500,000 Shares
    Issued and outstanding - 2,627,000
        in 1995 and 2,736,000 in 1994       2,627,000      2,736,000
    Class B, $1 par value
        Authorized - 3,500,000 Shares
    Issued and outstanding - 1,795,000
        in 1995 and 1,795,000 in 1994       1,795,000      1,795,000
    Other capital. . . . . . . . . .           83,000         83,000

    Retained earnings. . . . . . . .        45,631,00     42,688,000
                                         ------------   ------------

                                           50,136,000     47,302,000
                                         ------------   ------------
                                         $ 70,187,000   $ 61,013,000
                                         ------------   ------------
                                         ------------   ------------


                          LIBERTY HOMES, INC.
                   CONSOLIDATED STATEMENT OF INCOME
       for the three months ended September 30, 1995 and 1994

                            ____________


                                                    1995               1994
                                                    ----               ----
Net sales                                     $ 41,675,000        $ 32,020,000

Cost of sales                                   34,988,000          27,466,000
                                              ------------        ------------

     Gross profit                                6,687,000           4,554,000

Selling, general and administrative
     expenses                                    3,849,000           3,036,000
                                              ------------        ------------

     Operating income                            2,838,000           1,518,000

Interest and other income                          423,000             449,000
                                              ------------        ------------

     Income before
       income taxes                              3,261,000           1,967,000

Income tax expense                               1,250,000             807,000
                                              ------------         -----------

     Net income                                $ 2,011,000         $ 1,160,000
                                              ------------         -----------
                                              ------------         -----------

Share income per outstanding Common
  Share, based upon weighted average
  4,452,000 Common Shares outstanding
  at September 30, 1995 and 4,571,000
  Common Shares outstanding at
  September 30, 1994                             $.45                $.25
                                                 ----                ----
                                                 ----                ----
Cash dividend per share

     Class A Common Stock                        $.07                $.07
                                                 ----                ----
                                                 ----                ----


     Class B Common Stock                        $.07                $.07
                                                 ----                ----
                                                 ----                ----

                               LIBERTY HOMES, INC.
                        CONSOLIDATED STATEMENT OF INCOME

              for the nine months ended September 30, 1995 and 1994

                                  ____________

                                                  1995                1994
                                                  ----                ----

Net sales                                    $ 124,228,000        $ 92,793,000

Cost of sales                                  106,734,000          79,023,000
                                              ------------         -----------

     Gross profit                               17,494,000          13,770,000

Selling, general and administrative
     expenses                                   10,949,000           8,762,000
                                              ------------         -----------

     Operating income                            6,545,000           5,008,000

Interest and other income                        1,232,000           2,043,000  (a)
                                              ------------         -----------

     Income before
       income taxes                              7,777,000           7,051,000

Income tax expense                               3,030,000           2,891,000
                                              ------------         -----------

     Net income                              $   4,747,000        $  4,160,000  (a)
                                              ------------         -----------
                                              ------------         -----------

Share income per outstanding Common
  Share, based upon weighted average
  4,489,000 Common Shares outstanding
  at September 30, 1995 and 4,571,000
  Common Shares outstanding at
  September 30, 1994                             $1.06                 $.91  (a)
                                                 -----                 ----
                                                 -----                 ----

Cash dividend per share:

     Class A Common Stock                        $ .21                 $.21
                                                 -----                 ----
                                                 -----                 ----

     Class B Common Stock                        $ .21                 $.21
                                                 -----                 ----
                                                 -----                 ----


(a) Includes a $942,000 pre-tax gain on sale of idle facility in other income which results in net income of $552,000 or $.12 per share during the second quarter of 1994.

                               LIBERTY HOMES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1995 and 1994
                                 _______________

                                                  1995                 1994
                                                  ----                 ----
Cash flows from operating activities:
Net income                                    $ 4,747,000        $  4,160,000
  Adjustment to reconcile net income
       to net cash used in
       operating activities -
       Depreciation                               966,000             746,000
       Gain on sale of idle facility                 - -             (942,000)
       Deferred income taxes                      (73,000)         (1,017,000)

  Changes in assets and liabilities:
   Receivables                                 (5,423,000)         (4,952,000)
   Prepaid income taxes                           589,000           1,869,000
   Inventories                                 (1,520,000)         (2,779,000)
   Prepayments and other                         (146,000)            283,000
   Accounts payable                             3,310,000           3,817,000
   Accrued liabilities                          3,040,000           1,591,000
   Income taxes payable                              - -             (865,000)
   Dividends payable                              (10,000)               - -
                                              -----------          ----------

Net cash from operating activities              5,480,000           1,911,000
                                              -----------          ----------

Cash flows provided by (used in)
  investing activities -
  Proceeds from sale of idle facility                - -            2,988,000
  Additions to property, plant
       and equipment                           (7,705,000)         (2,662,000)
Redemption (purchase) of short-term
       investments                              2,025,000          (9,000,000)
                                              -----------          ----------

Net cash used in investing activities          (5,680,000)         (8,674,000)
                                              -----------          ----------

Cash flows used in financing activities -
  Cash dividends paid                            (937,000)           (960,000)
  Retirement of common stock                     (976,000)               - -
                                              -----------          ----------

Net cash used in financing activities          (1,913,000)           (960,000)
                                              -----------          ----------

Net decrease in cash and
  cash equivalents                             (2,113,000)         (7,723,000)

Cash and cash equivalents at beginning
  of period                                     8,069,000          10,674,000
                                              -----------          ----------

Cash and cash equivalents at
  end of period                               $ 5,956,000        $  2,951,000
                                              -----------          ----------
                                              -----------          ----------

Supplemental disclosures of cash flow
  information - cash paid during
  the period for income taxes                 $ 2,514,000        $  4,772,000
                                              -----------          ----------
                                              -----------          ----------

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHORT TERM INVESTMENTS:

  Short term investments consist primarily of certificates of deposits with original maturities greater than 90 days.


INVENTORIES:

  Inventories, consisting primarily of raw materials, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.


CONTINGENT LIABILITIES:

Repurchase Obligations

  The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default.
The Company's exposure to loss under such agreements is reduced by the resale of the repurchased home. The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of September 30, 1995 will not have a significant impact on the financial condition of the Company.

Other Contingencies

  Letters of Credit totaling $4,000,000 have been issued to the Company's insurance carriers who have underwritten the Company's insurance programs.


REVENUE RECOGNITION:

  The Company recognizes revenue when the product is shipped to independent dealers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Cash, cash equivalents and short term investments as of September 30, 1995 and December 31, 1994 were $23,406,000 and $27,544,000, respectively. Working capital as of September 30, 1995 and December 31, 1994 was $31,099,000 and $35,004,000, respectively. The decrease of these items has been caused by accounts receivable and inventory increases as the Company's operations expand over the normal year end base, and by the funding of the Company's facility expansions at its Wisconsin and Indiana production sites. Also during the nine months ended September 30, 1995 at a cost of $976,000, the Company repurchased a total of 108,745 shares of common stock under the program initiated in 1994 to acquire up to 300,000 shares of its common stock.
  Net sales for the third quarter of 1995 were $41,675,000, an increase of $9,655,000 from the same quarter of 1994. This increase results from higher sales at the Company's reopened Kansas plant, initial sales from the newly opened Alabama plant and increased prices implemented to offset increased costs due to mandated regulations covering energy performance and wind stability specifications. Net income for the quarter ended September 30, 1995 was $2,011,000 which was a $851,000 increase from the same quarter 1994.
  As sales backlogs in the mobile home industry are traditionally short and as dealer inventories do not normally fluctuate substantially, the orders that the Company receives are indicative of the day-to-day retail sales activity of its products. Any changes affecting the desire or ability of retail customers to purchase, such as cost, availability of credit and unemployment, have an immediate effect on the Company's operations.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  No exhibits are filed as part of this report, and no reports on Form 8-K for July, August or September, 1995 have been filed.

                                    SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LIBERTY HOMES, INC.
                                      --------------------------
                                             Registrant





                                     By /s/ Marc A. Dosmann
                                       ----------------------------
                                       Marc A. Dosmann
                                       Vice President -

                                       (Principal Financial and
                                       Accounting Officer)




Dated   November 14, 1995
        -----------------

                                    SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LIBERTY HOMES, INC.
                                      --------------------------
                                             Registrant





                                     By /s/ Marc A. Dosmann
                                       ----------------------------
                                       Marc A. Dosmann
                                       Vice President -

                                       (Principal Financial and
                                       Accounting Officer)




Dated   November 14, 1995
        -----------------