Form 10-K405
period 1995-12-31
LIBERTY HOMES INC
filed 1996-03-29
CIK 59240

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                 Form 10-K
(Mark One)
  X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
-----     OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
-----   OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          FOR THE TRANSITION PERIOD FROM ________ TO _______.

                        Commission File Number 0-5555

                           LIBERTY HOMES, INC.
           (Exact name of registrant as specified in its charter)

     INDIANA                                            35-1174256
(State of Incorporation)                    (I.R.S. Employer Identification No.)

P.O. BOX 35, GOSHEN, INDIANA                                          46527-0035
(Address of principal executive offices)                              (ZIP Code)

Registrant's telephone number, including area code: (219) 533-0431

Securities registered pursuant to Section 12 (g) of the Act:

                                                       NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                             ON WHICH REGISTERED
        -------------------                             -------------------
       Class A Common Stock                                   NASDAQ
       Class B Common Stock                                   NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No____
                                                   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ X ]

As of March 1, 1996, the aggregate market value of the voting Common Stock Class B, held by nonaffiliates (based upon its closing transaction price on the Composite Tape on such date) was approximately $8,314,814.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                           Shares of Outstanding
      Class                                                  at March 1, 1996
      -----                                                  ----------------
Class A Common Stock, $1,00 par value                           2,609,996

Class B Common Stock, $1.00 par value                           1,757,259

The Exhibit Index is located on page 21.

                                     PART I

ITEM 1.  BUSINESS
         Liberty Homes, Inc. (the "Company") was organized as an Indiana corporation in 1970 as the successor to a business founded in 1941. The Company designs, manufactures and sells at wholesale throughout most of the United States a broad line of manufactured homes under various trade names. Constructed on a wheel-mounted under-carriage, a manufactured home is a relocatable factory-built dwelling which, when towed to a location, properly set up and connected to utilities, provides permanent housing. A manufactured home may also consist of two or more units which are towed separately and when securely joined together are called multi-sectional housing.
         A manufactured home is to be distinguished from a travel trailer, motor home or other recreational vehicle which is generally used for living accommodations during relatively short periods, primarily for vacation and recreational purposes.
         The Company's typical manufactured home contains a living room, dining area, kitchen equipped with range and refrigerator, two, three, four or five bedrooms, and one or more baths complete with tub and/or shower, flush toilet and lavatory. The homes are equipped with central heating, carpeting, a choice of coordinated colors and interior decoration, and a wide range of floor plans. Single section homes are 12, 14, 15 or 16 feet wide and vary in overall length from 36 to 80 feet (including about 4 feet for the hitch). Multi-section homes are two or three 12, 14, 15 or 16 foot wide sections, with overall lengths ranging from 36 to 80 feet (including about 4 feet for the hitch).
         The Company utilizes assembly line techniques in the production of its homes. Steel for frames, axles, tires, steel, wood or vinyl siding, lumber, ceiling materials, windows, furniture, electrical and plumbing fixtures, and many other items are purchased from numerous suppliers for fabrication or assembly. Sources of material are readily available and the Company is not dependent upon any particular supplier for its raw materials or component parts.
         The Company sells its products through its employee-salesmen to numerous independent dealers, most of whom also sell competing products. In the year ended December 31, 1995, the Company's largest dealer accounted for approximately four percent of the Company's sales. The Company generally manufactures its homes only after receipt of orders from its dealers, and sales backlogs in the manufactured housing industry are traditionally short.
         Retail prices for the Company's single section homes typically range from approximately $15,000 to $40,000 and from approximately $20,000 to $65,000 for multi-sections. The
Company's homes generally fall within the lower price range of the industry.
         Manufactured homes were sold by the Company during 1995 to dealers in most of the continental United States. Transportation charges from the point of manufacture to the dealer are an important factor in the cost of a manufactured home and often influence a dealer's preference for similar products. In general, most retail outlets are located within a 500 mile radius of the manufacturing facility serving the dealer.
         In each of the geographical areas in which the Company operates, it faces direct competition from other manufacturers, some of whom are larger than the Company and possess greater financial resources. This group of competitors consists of manufacturers who compete with the Company on a national level as well as many others who are only regional in scope. According to data from the National Conference of States on Building Codes and Standards (NCSBCS) at the end of 1995, there were 92 companies operating 285 facilities producing manufactured housing in the United States. Due to transportation complexities, none of the Company's products, and very little of the industry's product, is shipped outside the United States. According to the US
Department
of Commerce, Building Products Division, in 1994, the latest full year statistics available, a total of 909 units with a sales value of $13,137,000 were exported by the industry.
Since the manufactured homes sold by the Company are a form of housing, changes in factors which influence the national housing market usually affect the Company's business, either beneficially or adversely.
         In addition, the quality and number of manufactured home parks with space available for new homes sometimes affect the market for manufactured homes. Manufactured home parks and placement of manufactured homes on real-estate type scattered sites or sub-divisions are generally subject to local zoning ordinances and other local regulations. Any limitation of the availability of space for manufactured homes due to any cause, including such local ordinances, could adversely affect the Company's business.
         In 1994, the Company formed Waverlee Homes, Inc., a majority owned subsidiary, which operates a production facility in Hamilton, Alabama. This operation incorporates many state-of-the-art manufacturing concepts and enhances the Company's ability to serve the market in the South Central United States.
         In 1988, the Company's wholly-owned subsidiary, Irish Homes, Inc., commenced operations to develop subdivisions using the

Company's manufactured homes. The homes located within subdivisions include a garage and are placed on a foundation with the landscaping, concrete and other work, performed on site by independent contractors.
         The Company's ability to sell to its dealers is dependent to a considerable degree upon the availability and terms of financing both to its dealers and to the retail customers of its dealers. Consequently, increases in interest rates or tightening of credit through governmental action or otherwise, could adversely affect the Company's business. Conversely, a lowering of interest rates or relaxation of credit restraints could improve the Company's business.
         Because of their size and weight, manufactured homes are generally transported by specially modified trucks. Most states require special permits for the movement of such homes.
Typically, these permits prescribe the roads to be used, speed limits, hours during which travel is permitted, types of signaling devices which must be used, and other such restrictions, primarily for safety purposes. Seasonal weather conditions can also be a factor for transportation.
         The construction of manufactured homes, and the plumbing, heating and electrical systems installed therein, are subject to the National Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban
Development (HUD) pursuant to authority granted them by the National Manufactured Home Construction and Safety Standards Act of 1974. HUD has also promulgated lengthy and complex regulations to implement and enforce the construction standards, and there are substantial penalties for deviations from the regulations.
         In 1985, HUD promulgated a regulation regarding the content of formaldehyde in certain products used in manufactured homes.
This regulation provides, among other things, that a warning notice regarding the health effects of formaldehyde be posted in the home. The Company believes that this regulation has adversely affected the sale of its homes, although it is unable to quantify the impact on sales.
         Additionally, in 1994, HUD promulgated regulations specifying minimum requirements for energy loss (insulation) and structural soundness in high wind zones of the country. These regulations increased the cost of units sold by varying amounts depending in which area of the United States the unit is sold.
The cost of complying with these regulations has been passed on to the consumer.
         Dealers who purchase from the Company generally obtain inventory financing from financial institutions (usually banks or finance companies) on a "floor plan" basis whereby the financial institution obtains a lien upon, or title to, all or part of a dealer's inventory. To assist dealers in obtaining such financing, the Company, in accordance with trade practice, generally enters into repurchase agreements with lending institutions whereby the Company, during the period (generally not in excess of one year) pending sale to a retail customer, agrees to repurchase a home so financed in the event of the dealer's default and subsequent inability to repay the amount borrowed from the financial institution. In the event of repurchase, the Company will experience a loss if the repurchase price paid to the financial institution plus any related costs of repossession (e.g., freight, repairs) exceed the proceeds received by the Company from resale of the home repurchased. The Company's losses under these dealer repurchase agreements were not significant for 1995, 1994 and 1993.

         Retail customers often finance their purchases with funds borrowed from banks, finance companies and savings and loan associations. Such retail finance arrangements frequently call for an effective interest rate higher than that imposed for conventional home mortgage financing.
         In 1990, the Company formed a wholly-owned subsidiary,

Arcadian Financial Services, Inc., to operate as a mortgage loan broker. The mortgages written include, but are not limited to, the Company's products at the retail level. All mortgages written are sold to secondary financial markets, servicing released.

EMPLOYEES

         As of February 24, 1996, the Company had approximately 1,220 full-time employees.

ITEM 2.  PROPERTIES.

LOCATION
--------
Goshen, Indiana                                   Sheridan, Oregon
Syracuse, Indiana                                          Plant #1
Thomasville, Georgia                                       Plant #2
Yoder, Kansas                                     Ocala, Florida
Dorchester, Wisconsin                             Statesville, North Carolina
         Plant #1                                 Hamilton, Alabama
         Plant #2
Leola, Pennsylvania
         Plant #1
         Plant #2

        All of the Company's facilities are manufacturing facilities, except for the Goshen, Indiana location which is the Company's executive office and engineering and design center. As a result of declining market and industry conditions, the Company suspended production at its Leola, Pennsylvania facility #1 in 1987; and the Thomasville, Georgia facility in 1990. The Company is pursuing the sale of these idle facilities.
        The Company is planning major construction projects in 1996.

The existing Yoder, Kansas plant will undergo a major renovation and 54,000 square foot addition in order to aid manufacturing efficiencies and provide more capacity for the expanding market. The Company's majority owned subsidiary, Waverlee Homes, Inc., plans to construct a 100,000 square foot production facility in Northern Alabama to provide the Company with additional capacity to serve the strong South Central United States market.
        The Company owns all of its properties in fee simple and believes that its facilities and equipment contained therein are well maintained and in good condition. All of the Company's manufacturing facilities are intended for the manufacture of manufactured homes, and in the Company's judgment, all are adequate for their current use.
        The Company's plants currently in production are utilized during one shift per day.

ITEM 3.  LEGAL PROCEEDINGS.
        The Company is party to various legal proceedings from the normal course of operations. The Company has provided for anticipated losses resulting from the litigation. In management's opinion, the Company has adequate legal defenses and does not believe these suits will materially affect the Company's operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders for the three months ended December 31, 1995.

                             PART II
ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

     The Company's 1995 Annual Report to Shareholders is an exhibit of this filing. The information under the caption
"Capital Stock" of the report is incorporated by reference as
Item 5 of this filing.

ITEM 6. SELECTED FINANCIAL DATA.

     The Company's 1995 Annual Report to Shareholders is an exhibit of this filing. The information under the caption
"Selected Financial Data" of the report is incorporated by reference as Item 6 of this filing.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources - Cash and cash equivalents and short term investments as of December 31, 1995 and 1994 totaled $25,857,000 and $27,544,000, respectively. Working capital was $30,827,000 at year end 1995 and $35,004,000 at year end 1994. There was no debt at December 31, 1995 and 1994. Historically, the Company's financing needs have been met through funds generated internally.
     Capital expenditures during 1995 were $9,464,000 compared to $4,616,000 in 1994. Capital expenditures were made primarily to increase manufacturing capacity, adopt new manufacturing processes and to improve manufacturing efficiency.
     Additionally, the Company continued its efforts to repurchase shares of its Class A and Class B Common Stock under a program approved by its Board of Directors in 1994. At the end of 1995, a total of 193,000 Class A Common Shares had been repurchased and cancelled. The Company plans to continue such repurchases on the open market or in negotiated transactions at management's discretion.
     During 1996, the Company anticipates that cash flow from operations and cash reserves will be sufficient to meet the requirements for capital expenditures, working capital, stock repurchases and dividend payments. It also continues to pursue the sale of its idle plants in Georgia and Pennsylvania.
     Results of Operations - The Company achieved record sales and income for 1995. The Company's capital expansion program has taken advantage of the growing manufactured housing industry. Consumer confidence and the general availability of favorable home financing programs have provided growth opportunities to the industry and to the Company. During 1995, the Company's Alabama facility, opened in November 1994, began contributing to the profitability of the Company while the re-opened Kansas facility experienced significant growth.
     Net sales increased to $164,753,000 in 1995 from $125,035,000 in 1994, a $39,718,000 or 32% increase. The net sales in 1994 were up $32,412,000 or 35% from $92,623,000 in
1993. The markets served by the Alabama and Kansas facilities provided the majority of 1995 growth while the Company's sales in the remaining markets grew at a more modest pace. Sales improvement in 1994 was evenly spread in all the Company's markets.
     Gross profit in 1995, 1994 and 1993 was $24,172,000,
$16,872,000 and $14,843,000, respectively. The increases were principally due to increased sales volume which provided more dollars of gross profit but also spread fixed cost over a larger volume. Start up costs in the new Alabama facility negatively affected gross profit in 1994 and for a portion of 1995. The Company was unable to pass on some material cost increases in 1994 due to sales order backlogs which resulted in some erosion of margins in that year.
     Selling, general and administrative expenses have grown in 1995 and 1994 as a result of the Company's expanded business.

These expenses amounted to $15,183,000 in 1995, $11,883,000 in 1994 and $10,071,000 in 1993 or 9.2%, 9.5% and 10.8% of sales, respectively.
     Interest and other income was $1,660,000 in 1995, $2,575,000 in 1994 and $875,000 in 1993. Included in the 1994 amount is $936,000 of gain on the sale of the Company's idle Texas facility. The remaining amounts are primarily from the investment of cash during the year and variances are due to varying interest rates and the amount of cash available to invest.
     The Company generated net income in 1995 of $6,356,000 which was a $1,532,000 or 32% increase over 1994, which included a net after tax gain of $552,000 on the sale of the Company's Texas facility. Improved sales volume and margins provided most of this growth. Investment income was stable with a higher rate of return earned on a lower average investment amount. Start up operating losses in the Alabama facility were experienced in 1994 and part of 1995. However, for 1995, the facility contributed to the profitability of the Company. The net income for 1994 was $4,824,000, a $1,559,000 or 48% increase over net income of $3,265,000 in 1993.
     The Alabama expansion in 1994 was done through Waverlee Homes, Inc., a majority owned subsidiary established in 1994. The minority interest in the consolidated earnings and financial position of the Company were immaterial in 1994.
     Outlook and Risk Factors - The Company plans to focus on its business expansion through productivity improvements and cost effective capital expenditures. A new manufacturing facility in northern Alabama and expansion and renovation of the Kansas facility should facilitate the Company's growth in these market areas.
     The Company believes consumer housing needs and favorable retail financing for its homes has had a positive impact on the Company. It should be noted, however, sales backlogs are traditionally short, and dealer inventories do not fluctuate substantially. Order activity at the Company is indicative of the day to day retail sales activity of its products. Any changes affecting retail customer demand, such as cost, availability of favorable credit and unemployment, have an immediate effect on the Company's operations.
     The Company participates in several dealer financing programs which require it to repurchase homes which remain unsold and in dealer inventory for a period of up to one year after delivery to the dealer, if the dealer defaults on its financing obligations. Repurchased units are resold, although some discounting may be necessary and some loss may occur. Prior year losses on such repurchases have not been material nor are they expected to be during 1996.
     The manufactured housing industry is regulated by the U.S. Department of Housing and Urban Development (HUD). HUD has in the past issued regulations which affected the content and therefore cost of manufactured homes. Such increases in cost can have an adverse effect on the industry and the Company. However, the Company is unable to quantify the direct impact on the Company's sales. The likelihood of future regulatory activity by HUD is unknown and consequently there can be no assessment of potential future adverse effects of new HUD regulations if such regulations do occur.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The Company's 1995 Annual Report to Stockholders is an exhibit of this filing. The information contained in the 1995, 1994 and 1993 consolidated financial statements and footnotes thereto, together with the report thereon of Crowe Chizek and Company LLP dated February 13, 1996, is incorporated by reference as Item 8 of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                         PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Edward J. Hussey, age 78, has been President, Chairman of the Board and a Director of the Company (or it predecessors) since 1960, and is the father of Edward Joseph Hussey and Michael
F. Hussey.
     Edward Joseph Hussey, age 48, is an attorney and a son of Edward J. Hussey. He has been a Director of the Company and Assistant Treasurer since 1981, Secretary of the Company since
1985 and was named Vice President of the Company in 1990. In September, 1987, he began employment with the Company on a full time basis. Since 1975, he has been associated with the law firm of Hodges & Davis P.C., where he is still a shareholder.
     Michael F. Hussey, age 39, has been employed by the Company since 1980. He was named Vice President of Finance in 1984 and became a Director in 1988. He is the son of Edward J. Hussey.
     David M. Huffine, age 47, has been a Director of the Company since 1988. He has also held the position of President of Sky View Homes, Inc., Colorado Springs, Colorado since 1993.
Prior thereto
he was Chairman of the Board of Rampart Investigations, Colorado Springs, Colorado and Vice President of Calumet
Securities Corporation, Schererville, Indiana.
     Mitchell Day, age 40, has been a Director since 1995. He has also been President of Day Equipment Corporation, Goshen,
Indiana since 1984.
     Ralph D. Ray, age 63, has been employed in various management positions with the Company for 24 years. He has been Treasurer of the Company since 1984.
     Dorothy L. Peterson, age 84, has been employed with the Company since 1952. She was appointed Assistant Treasurer in
1985.
     Marc A. Dosmann, age 43, joined the Company in February,
1995 as Vice President and Chief Financial Officer.  From
January, 1990 to February, 1995, he was Corporate Controller of
Leer, Inc.
     Bruce A. McMillan, age 44, has served the Company in various capacities for 24 years. He was appointed to the position of Vice President of Sales in 1994.

ITEM 11. EXECUTIVE COMPENSATION.
     The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1996 includes information under the caption "Executive Compensation (SUMMARY COMPENSATION TABLE) and under the caption "Shareholder Return Performance"

(PERFORMANCE GRAPHS). Those sections are exhibits of this filing and are incorporated by reference as Item 11 of this filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.
     The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1996 includes information regarding SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. This
section is an exhibit of this filing and is incorporated by reference as Item 12 of this filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     None.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

     (a) 3. EXHIBITS
     The exhibits filed with this Form 10-K are listed in the
exhibit index located on page 21.

     (b) REPORTS ON FORM 8-K
     No reports on Form 8-K were filed during the three months ended December 31, 1995.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Liberty Homes, Inc.
                            (Registrant)

March 26, 1996              By: /S/ MARC A. DOSMANN
                                -------------------
                            Marc A. Dosmann
                            Vice President - CFO
                            (Principal Financial and
                            Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Edward J. Hussey        President, Director, Chairman
------------------------    of the Board of Directors
Edward J. Hussey            (Principal Executive Officer)
                            March 26, 1996

/s/ Edward Joseph Hussey    Director, Vice President,
------------------------    Secretary & Assistant Treasurer
Edward Joseph Hussey        March 26, 1996

/s/ Michael F. Hussey       Director and Vice President - Finance
------------------------    March 26, 1996
Michael F. Hussey

                          EXHIBIT INDEX
                                                            PAGES
                                                            -----
    3(a)    Articles of Incorporation of the Company.
            (File #0-5555, Form 10-K for the year ended
            December 31, 1984)                                *

    3(b)    Amendment to Articles of Incorporation.
            (File #0-5555, Form 10-Q for the quarter ended
            March 31, 1985, Exhibit 4).                       *

    3(c)    By-laws of the Company.
            (File #0-5555, Form 10-K for the year ended
            December 31, 1987)                                *

    10(a)   Employment Agreement between the Company          *
            and Edward Joseph Hussey dated September
            14, 1993 (File #0-5555, Form 10-K for
            the year ended December 31, 1993).

    10(b)   Employment Agreement between the Company          *
            and Michael F. Hussey dated September
            14, 1993 (File #0-5555, Form 10-K for
            the year ended December 31, 1993).

    10(c)   Split-Dollar Insurance Plan effective June 11,    *
            1993 between the Company and Nancy A. Parrish and Michael F. Hussey, Trustees for the
            Edward Joseph Hussey 1993 Irrevocable
            Trust (File #0-5555, Form 10-K for the year ended December 31, 1993)

    10(d)   Split-Dollar Insurance Plan effective June 11,    *
            1993 between the Company and Nancy A. Parrish and John P. Hussey, Trustees for the Michael F.
            Hussey 1993 Irrevocable Trust

                                                            PAGES
                                                            -----
    13      Annual Report to Shareholders for 1995            23
            (Except for those portions of this report which are expressly incorporated by reference in this Form 10-K, the information contained in such 1995 Annual Report to Shareholders is not deemed "filed" as part of this Form 10-K).

    27      Financial Data Schedule

    99(a)   Executive Compensation - SUMMARY COMPENSATION
            TABLE                                             37

    99(b)   Shareholder Return Performance - PERFORMANCE
            GRAPH                                             38

    99(c)   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS                                            39

    *  Incorporated by reference