Form 10-Q
period 1996-03-31
LIBERTY HOMES INC
filed 1996-05-15
CIK 59240

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

(Mark One)

    X              Quarterly Report Pursuant to Section 13 or
- - ----------        15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1996.

                                     - or -

- - ----------         Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934
               For the Transition Period From ________ to _______.


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

                                 (219) 533-0431
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                Yes  X         No
                                                     -----         ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                               Shares of Outstanding
            Class                                   at May 7, 1996
            -----                                   --------------

Class A Common Stock, $1.00 par value                  2,528,996

Class B Common Stock, $1.00 par value                  1,757,259


                                     1 of 10

                                      INDEX

PART I - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                                                        Pages
                                                                        -----

General                                                                    3

Item 1.   Consolidated Financial Statements -
               Liberty Homes, Inc.

          Consolidated Balance Sheet, as of
               March 31, 1996 and December 31, 1995                        4

          Consolidated Statement of Income, for the
               three months ended March 31, 1996 and 1995                  5

          Consolidated Statement of Cash Flows for the
               three months ended March 31, 1996 and 1995                  6

          Notes to Consolidated Financial Statements                       7

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8-9


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 9

          Signature                                                       10

PART I - CONSOLIDATED FINANCIAL INFORMATION

GENERAL

     The consolidated financial statements and footnotes thereto listed in the Index on page 2 of this report have been prepared using generally accepted accounting principles applied on a basis consistent with 1995. The results of operations for the interim period presented are not necessarily indicative of results to be expected for the year. The information included in this report has not been examined prior to filing by an independent public accountant, and is therefore, subject to any adjustments which may result from the year-end examination of the Company's financial statements. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.

                               LIBERTY HOMES, INC.

                           CONSOLIDATED BALANCE SHEET

                   as of March 31, 1996 and December 31, 1995


ASSETS                                                                LIABILITIES

                                        March 31,      December 31,                                       March 31,     December 31,
                                           1996           1995                                               1996            1995
                                           ----           ----                                               ----            ----

Current assets:                                                       Current liabilities:
     Cash and cash equivalents.......   $ 1,433,000    $10,257,000       Accounts payable..............  $ 8,856,000    $ 2,573,000
     Short term investments..........    14,900,000     15,600,000       Dividend payable..............      301,000        306,000
     Receivables.....................    12,798,000      7,328,000       Accrued compensation
     Prepaid income taxes............       572,000             --          and payroll taxes..........    1,781,000      2,024,000
     Inventories.....................    14,439,000     10,618,000       Income taxes payable..........           --        236,000
     Deferred tax asset..............     1,841,000      1,841,000       Other accrued liabilities.....    6,360,000     10,687,000
     Prepayments and other...........     1,111,000      1,009,000                                       -----------    -----------
                                        -----------    -----------
                                                                         Total current liabilities....    17,298,000     15,826,000
        Total current assets.........    47,094,000     46,653,000                                       -----------    -----------
                                        -----------    -----------       Deferred income taxes ........    2,256,000      2,280,000
                                                                                                         -----------    -----------

                                                                      Contingent liabilities (see notes)

                                                                      Minority Interest in Subsidiary        146,000        103,000
                                                                                                         -----------    -----------
                                                                      SHAREHOLDERS' EQUITY

                                                                      Capital Stock:

                                                                         Class A, $1 par value
                                                                          Authorized - 7,500,000 Shares
Property, plant and equipment:                                             Issued and outstanding - 2,547,000
                                                                           in 1996 and 2,621,000 in 1995   2,547,000      2,621,000
     Land............................     1,041,000      1,041,000       Class B, $1 par value
     Buildings and improvements......    21,257,000     20,823,000        Authorized - 3,500,000 Shares
     Machinery and equipment.........    16,241,000     15,359,000         Issued and outstanding - 1,757,000
                                        -----------    -----------         in 1996 and 1,757,000 in 1995   1,757,000      1,757,000

                                         38,539,000     37,223,000
                                                                         Other capital..................      83,000         83,000

     Less accumulated                                                    Retained earnings..............  46,272,000     46,457,000
       depreciation ...................   15,274,000    14,749,000                                       -----------    -----------
                                        ------------   -----------

                                          23,265,000    22,474,000                                        50,659,000     50,918,000
                                        ------------   -----------                                       -----------    -----------

                                         $70,359,000   $69,127,000                                       $70,359,000    $69,127,000
                                        ------------   -----------                                       -----------    -----------
                                        ------------   -----------                                       -----------    -----------

                               LIBERTY HOMES, INC.
                        CONSOLIDATED STATEMENT OF INCOME

               for the three months ended March 31, 1996 and 1995

                                  ____________

                                                      1996              1995
                                                      ----              ----

Net sales                                          $38,529,000       $39,146,000

Cost of sales                                       33,583,000        34,624,000
                                                   -----------       -----------

   Gross profit                                      4,946,000         4,522,000

Selling, general and administrative
   expenses                                          3,754,000         3,387,000
                                                   -----------       -----------

   Operating income                                  1,192,000         1,135,000

Interest and other income                              337,000           379,000
                                                   -----------       -----------

   Income before income taxes
      and minority interest                          1,529,000         1,514,000

Minority interest in income of
     consolidated subsidiary                            43,000             - -

Income tax expense                                     596,000           612,000
                                                   -----------       -----------

   Net income                                      $   890,000       $   902,000
                                                   -----------       -----------
                                                   -----------       -----------
Share income per outstanding Common
  Share, based upon weighted average
  4,351,000 Common Shares outstanding
  at March 31, 1996 and 4,520,000 Common
  Shares outstanding at March 31, 1995                $.20               $.20
                                                      ----               ----
                                                      ----               ----
Cash dividend per share:

   Class A Common Stock                               $.07               $.07
                                                      ----               ----
                                                      ----               ----

   Class B Common Stock                               $.07               $.07
                                                      ----               ----
                                                      ----               ----

                               LIBERTY HOMES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1996 and 1995
                                 _______________

                                                   1996              1995
                                                   ----              ----
Cash flows from operating activities:
   Net income                                  $  890,000         $  902,000
   Adjustment to reconcile net income
      to net cash used in
      operating activities -
      Depreciation                                550,000            318,000
      Deferred income taxes                       (24,000)             - -
      Minority interest in net income              43,000              - -
   Changes in assets and liabilities:
    Receivables                                (5,470,000)        (5,170,000)
    Refundable (prepaid) income taxes            (572,000)           431,000
    Inventories                                (3,821,000)        (1,787,000)
    Prepayments and other                        (102,000)          (168,000)
    Accounts payable                            6,283,000          2,864,000
    Other current liabilities                  (4,571,000)        (1,981,000)
    Income taxes payable                         (236,000)             - -
                                              -----------        -----------

Net cash used in operating activities          (7,030,000)        (4,591,000)
                                              -----------        -----------

Cash flows provided by (used in)
   investing activities -
   Additions to property, plant
      and equipment                            (1,341,000)          (775,000)
   Redemption of short-term investments           700,000            450,000
                                              -----------        -----------

Net cash used in investing activities             641,000           (325,000)
                                              -----------        -----------

Cash flows used in financing activities -
   Cash dividends paid                           (306,000)          (320,000)
   Retirement of common stock                    (847,000)          (183,000)
                                              -----------        -----------

Net cash used in financing activities          (1,153,000)          (503,000)
                                              -----------        -----------

Net decrease in cash and cash equivalents      (8,824,000)        (5,419,000)

Cash and cash equivalents at beginning
   of period                                   10,257,000          8,069,000
                                              -----------        -----------

Cash and cash equivalents at
   end of period                              $ 1,433,000         $2,650,000
                                              -----------        -----------
                                              -----------        -----------

Supplemental disclosures of cash flow
   information - cash paid during
   the period for income taxes                $ 1,427,000        $   181,000
                                              -----------        -----------
                                              -----------        -----------

                                OTHER INFORMATION

SHORT TERM INVESTMENTS:

     Short term investments consist primarily of certificates of deposits with original maturities greater than 90 days.


INVENTORIES:

     Inventories, consisting primarily of raw materials, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.


CONTINGENT LIABILITIES:

Repurchase Obligations

     The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default. The Company's exposure to loss under such agreements is reduced by the resale of the repurchased home. The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of March 31, 1996 will not have a significant impact on the financial condition of the Company.

Other Contingencies

     Letters of Credit totaling $4,325,000 have been issued to the Company's insurance carriers who have underwritten the Company's insurance programs.


REVENUE RECOGNITION:

     The Company recognizes revenue when the product is shipped to independent dealers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cash, cash equivalents and short term investments as of March 31, 1996 and December 31, 1995 were $16,333,000 and $25,857,000, respectively. Working capital as of March 31, 1996 and December 31, 1995 was $29,796,000 and $30,827,000, respectively. The change of these items has been caused by accounts receivable and inventory increases as the Company's operations expand over the normal year end base, the settlement of 1995 dealer incentive programs, and by the funding of various property, plant and equipment projects. Also during the three months ended March 31, 1996 at a cost of $847,000, the Company repurchased a total of 74,000 shares of common stock under the program initiated in 1994 to acquire up to 300,000 shares of its common stock.

     Net sales for the first quarter of 1996 were $38,529,000 a decrease of $617,000 from the same quarter of 1995. Net income for the quarter was $890,000 which was a $12,000 decrease from the same quarter 1995. The decrease in revenue and earnings was primarily the result of a reduction in the number of homes shipped, partially due to severe weather conditions in certain areas of the country.

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

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No exhibits are filed as part of this report, and no reports on Form 8-K for January, February or March, 1996 have been filed.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LIBERTY HOMES, INC.
                                   -------------------------------
                                             Registrant





                                   By  /s/ Marc A. Dosmann
                                       ---------------------------
                                       Marc A. Dosmann
                                       Vice President -
                                       (Principal Financial and
                                       Accounting Officer)



Dated    May 15, 1996
      -----------------