Form 10-Q
period 1996-06-30
LIBERTY HOMES INC
filed 1996-08-13
CIK 59240

                                   FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549



(Mark One)
  X           Quarterly Report Pursuant to Section 13 or
- -----         15(d) of the Securities Exchange Act of 1934
              For the quarterly period ended June 30, 1996.

                                - or -

             Transition Report Pursuant to Section 13 or
- -----        15(d) of the Securities Exchange Act of 1934
             For the Transition Period From ________ to _______.

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
                              Yes  X    No
                                  ---      ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             Shares of Outstanding
            Class                               at July 21, 1996
           -------                          -----------------------
Class A Common Stock, $1.00 par value              2,540,496

Class B Common Stock, $1.00 par value              1,745,759



                             1 of 12

                              INDEX

PART I - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                                                     Pages

General                                                                3

Item 1.  Consolidated Financial Statements -
            Liberty Homes, Inc.

         Consolidated Balance Sheet, as of
            June 30, 1996 and December 31, 1995                        4

         Consolidated Statement of Income, for the
            three months ended June 30, 1996
            and 1995                                                   5

         Consolidated Statement of Income, for the
            six months ended June 30, 1996
            and 1995                                                   6

         Consolidated Statement of Cash Flows for the
            six months ended June 30, 1996 and 1995                    7

         Notes to Consolidated Financial Statements                    8

Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations                                   9-10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                             11

Signature                                                             12

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

                             LIBERTY HOMES, INC.

                          CONSOLIDATED BALANCE SHEET
                   as of June 30, 1996 and December 31, 1995


ASSETS
                                              June 30,     December 31,
                                               1996            1995
                                            -----------    ------------

Current assets:
   Cash and cash equivalents.............. $  7,429,000    $ 10,257,000
   Short-term investments.................   10,650,000      15,600,000
   Receivables............................   14,628,000       7,328,000
   Prepaid income taxes...................       61,000          --
   Inventories............................   12,433,000      10,618,000
   Deferred tax asset.....................    1,841,000       1,841,000
   Prepayments and other..................    1,188,000       1,009,000
                                            -----------     -----------
      Total current assets................   48,230,000      46,653,000
                                            -----------     -----------

Property, plant and equipment:

    Land..................................    1,207,000       1,041,000
    Buildings and improvements............   20,784,000      20,823,000
    Machinery and equipment...............   16,815,000      15,359,000
                                            -----------     -----------
                                             38,806,000      37,223,000

    Less accumulated depreciation.........   15,156,000      14,749,000
                                            -----------     -----------
                                             23,650,000      22,474,000
                                            -----------     -----------
                                           $ 71,880,000    $ 69,127,000
                                           ------------    ------------
                                           ------------    ------------

LIABILITIES
                                             June 30,      December 31,
                                              1996             1995
                                           ------------    ------------

Current liabilities:
   Accounts payable....................... $  6,286,000     $ 2,573,000
   Dividend payable.......................      300,000         306,000
   Accrued compensation
    and payroll taxes.....................    2,215,000       2,024,000
   Income taxes payable...................       --             236,000
   Other accrued liabilities..............    8,910,000      10,687,000
                                            -----------     -----------
   Total current liabilities..............   17,711,000      15,826,000
                                            -----------     -----------
Deferred income taxes.....................    2,244,000       2,280,000
                                            -----------     -----------

Contingent liabilities (see notes)

Minority Interest in Subsidiary...........      164,000         103,000
                                            -----------     -----------

SHAREHOLDERS' EQUITY

Capital Stock:
  Class A, $1 par value
   Authorized - 7,500,000 Shares
   Issued and outstanding - 2,540,000
   in 1996 and 2,621,000 in 1995             2,540,000        2,621,000
  Class B, $1 par value
   Authorized - 3,500,000 Shares
   Issued and outstanding - 1,746,000
   in 1996 and 1,757,000 in 1995             1,746,000        1,757,000

  Other capital..........................       83,000           83,000

Retained earnings .......................   47,392,000       46,457,000
                                           -----------      -----------
                                            51,761,000       50,918,000
                                           -----------      -----------
                                          $ 71,880,000     $ 69,127,000
                                          ------------     ------------
                                          ------------     ------------

                             LIBERTY HOMES, INC.
                       CONSOLIDATED STATEMENT OF INCOME

              for the three months ended June 30, 1996 and 1995

                                  ____________

                                                  1996           1995
                                              -----------     -----------

Net sales                                     $45,673,000     $43,407,000

Cost of sales                                  39,598,000      37,122,000
                                              -----------      ----------

     Gross profit                               6,075,000       6,285,000

Selling, general and administrative
     expenses                                   4,230,000       3,713,000
                                               ----------      ----------

     Operating income                           1,845,000       2,572,000

Interest and other income                         820,000(a)      430,000
                                               ----------      ----------

     Income before income taxes and
        minority interest                       2,665,000       3,002,000

Minority interest in income of
   consolidated subsidiary                         18,000           --

Income tax expense                              1,040,000       1,168,000
                                               ----------      ----------

     Net income                               $ 1,607,000(a)   $1,834,000
                                               ----------      ----------
                                               ----------      ----------

Share income per outstanding Common
  Share, based upon weighted average
  4,291,000 Common Shares outstanding
  at June 30, 1996 and 4,496,000 Common
  Shares outstanding at June 30, 1995                $.37            $.41
                                                   ------         -------
                                                   ------         -------

Cash dividend per share:

     Class A Common Stock                            $.07            $.07
                                                   ------         -------
                                                   ------         -------

     Class B Common Stock                            $.07            $.07
                                                   ------         -------
                                                   ------         -------


(a) Includes a $565,000 pretax gain on sale of an idle facility in other income which results in $345,000 of net income after tax or $.08 per share during the second quarter of 1996.

                              LIBERTY HOMES, INC.
                       CONSOLIDATED STATEMENT OF INCOME

                for the six months ended June 30, 1996 and 1995

                                 ____________


                                               1996             1995
                                            -----------     -----------

Net sales                                   $84,202,000     $82,553,000

Cost of sales                                73,181,000      71,746,000
                                            -----------     -----------

     Gross profit                            11,021,000      10,807,000

Selling, general and administrative
     expenses                                 7,984,000       7,100,000
                                            -----------     -----------

     Operating income                         3,037,000       3,707,000

Interest and other income                     1,157,000(a)      809,000
                                            -----------     -----------
     Income before income taxes and
       minority interest                      4,194,000       4,516,000

Minority interest in income of
   consolidated subsidiary                       61,000           --

Income tax expense                            1,636,000       1,780,000
                                            -----------    ------------

     Net income                             $ 2,497,000(a) $  2,736,000
                                            -----------    ------------
                                            -----------    ------------

Share income per outstanding Common
  Share, based upon weighted average
  4,329,000 Common Shares outstanding
  at June 30, 1996 and 4,508,000 Common
  Shares outstanding at June 30, 1995              $.58           $.61
                                                -------          -----
                                                -------          -----

Cash dividend per share:

     Class A Common Stock                          $.14           $.14
                                                -------          -----
                                                -------          -----

     Class B Common Stock                          $.14           $.14
                                                -------          -----
                                                -------          -----

(a) Includes a $565,000 pretax gain on sale of an idle facility in other income which results in $345,000 of net income after tax or $.08 per share during the second quarter of 1996.

                             LIBERTY HOMES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1996 and 1995
                                 _______________

                                                   1996           1995
                                                -----------   -----------
Cash flows from operating activities:
 Net income                                     $ 2,497,000   $ 2,736,000
 Adjustment to reconcile net income
      to net cash used in
      operating activities -
      Depreciation                                  950,000       539,000
      Gain on sale of idle facility                (565,000)         --
      Deferred income taxes                         (36,000)      (98,000)
         Minority interest in net income             61,000          --
 Changes in assets and liabilities:
  Receivables                                    (7,300,000)   (4,617,000)
  Prepaid income taxes                              (61,000)      967,000
  Inventories                                    (1,815,000)   (1,510,000)
  Prepayments and other                            (179,000)     (191,000)
  Trade accounts payable                          3,713,000     3,380,000
  Other liabilities                              (1,822,000)    1,385,000
  Dividends Payable                                  (6,000)       (6,000)
                                                 -----------   -----------
Net cash from (used in)operating activities      (4,563,000)    2,585,000
                                                 -----------   -----------

Cash flows provided by (used in)
 investing activities -
 Proceeds from sale of idle facility              1,029,000          --
 Additions to property, plant
      and equipment                              (2,590,000)   (3,962,000)
 Redemption of short-term investments             4,950,000       425,000
                                                 -----------   -----------
Net cash provided by (used in) investing
 activities                                       3,389,000    (3,537,000)
                                                 -----------   -----------
Cash flows used in financing activities -
 Cash dividends paid                               (601,000)     (627,000)
 Retirement of common stock                      (1,053,000)     (372,000)
                                                 -----------   -----------
Net cash used in financing activities            (1,654,000)     (999,000)
                                                 -----------   -----------
Net (decrease) in cash and
 cash equivalents                                (2,828,000)   (1,951,000)

Cash and cash equivalents at beginning
 of period                                       10,257,000     8,069,000
                                                 ----------     ----------
Cash and cash equivalents at
 end of period                                  $ 7,429,000   $ 6,118,000
                                                -----------   ------------
                                                -----------   ------------
Supplemental disclosures of cash flow
 information - cash paid during
 the period for income taxes                    $ 1,830,000   $   911,000
                                                -----------   ------------
                                                -----------   ------------

                               OTHER INFORMATION

SHORT TERM INVESTMENTS:

   Short term investments consist primarily of certificates of deposits with original maturities greater than 90 days.


INVENTORIES:

   Inventories, consisting primarily of raw materials, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.


CONTINGENT LIABILITIES:

Repurchase Obligations

   The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default. The Company's exposure to loss under such agreements is reduced by the resale of the repurchased home. The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of June 30, 1996 will not have a significant impact on the financial condition of the Company.

Other Contingencies

   Letters of Credit totaling $4,325,000 have been issued to the Company's insurance carriers who have underwritten the Company's insurance programs.


REVENUE RECOGNITION:

   The Company recognizes revenue when the product is shipped to independent dealers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    Cash, cash equivalents and short term investments as of June 30, 1996 and December 31, 1995 were $18,079,000 and $25,857,000, respectively. Working capital as of June 30, 1996 and December 31, 1995 was $30,519,000 and $30,827,000, respectively. The decrease of these items has been caused by accounts receivable and inventory increases as the Company's operations expand over the normal year end base, and by the funding of various property, plant and equipment projects. Also during the six months ended June 30, 1996, the Company repurchased a total of 92,000 shares of common stock under the program initiated in 1995 to acquire up to 300,000 shares of its common stock.
    Net sales for the second quarter of 1996 were $45,673,000, an increase of $2,266,000 from the same quarter of 1995. The volume in a key market area has fallen sharply and the Company's sales dropped accordingly. The decline has been more than offset by the combined increased sales from the Company's two new plants. Net income for the quarter ended June 30, 1996 was $1,607,000 which was a decrease of $227,000 from the same quarter in 1995. The decrease results principally from continuing start up costs of the second plant in Wisconsin, a reduction in sales volume in the key market area, increased material costs and decreased interest income. Partially offsetting these items was the gain recognized on the sale of the Company's idle Thomasville, Georgia facility during the quarter.

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

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   No exhibits are filed as part of this report, and no reports on Form 8-K for April, May or June, 1996 have been filed.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LIBERTY HOMES, INC.
                                      --------------------
                                          Registrant





                                   By /s/ Marc A. Dosmann
                                      -------------------
                                     Marc A. Dosmann
                                     Vice President -
                                     (Principal Financial and
                                     Accounting Officer)




Dated    August 14, 1996
        ------------------