Form 10-Q
period 1996-09-30
LIBERTY HOMES INC
filed 1996-11-13
CIK 59240

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549


(Mark One)
    X              Quarterly Report Pursuant to Section 13 or
----------        15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1996.

                                     - or -

                   Transition Report Pursuant to Section 13 or
----------        15(d) of the Securities Exchange Act of 1934
               For the Transition Period From ________ to _______.


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
                                                            Yes  X    No
                                                               -----    -----
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                        Shares of Outstanding
            Class                        at October 20, 1996
            -----                       ---------------------

Class A Common Stock, $1.00 par value        2,535,496

Class B Common Stock, $1.00 par value        1,745,759



                                     1 of 12

                                      INDEX

PART I - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                                                           PAGES

General                                                                      3

Item 1.    Consolidated Financial Statements -
              Liberty Homes, Inc.

           Consolidated Balance Sheet, as of
              September 30, 1996 and December 31, 1995                       4

           Consolidated Statement of Income, for the
              three months ended September 30, 1996
              and 1995                                                       5

           Consolidated Statement of Income, for the
              nine months ended September 30, 1996
              and 1995                                                       6

           Consolidated Statement of Cash Flows for the
              nine months ended September 30, 1996
              and 1995                                                       7

           Notes to Consolidated Financial Statements                        8

Item 2.    Management's Discussion and Analysis
              of Financial Condition and
              Results of Operations                                        9-10


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 11

Signature                                                                   12

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

                                                         LIBERTY HOMES, INC.

                                                     CONSOLIDATED BALANCE SHEET
                                           as of September 30, 1996 and December 31, 1995

ASSETS                                                          LIABILITIES
------                                                          -----------

                                   September 30, December 31,                                            September 30,  December 31,
                                       1996          1995                                                    1996           1995
                                       ----          ----                                                    ----           ----
Current assets:                                                 Current liabilities:
  Cash and cash equivalents....... $  8,345,000  $ 10,257,000     Accounts payable..............         $  6,673,000  $  2,573,000
  Short-term investments..........   13,650,000    15,600,000     Dividend payable..............              300,000       306,000
  Receivables.....................   13,495,000     7,328,000     Accrued compensation
  Prepaid income taxes............      182,000            --       and payroll taxes...........            2,692,000     2,024,000
  Inventories.....................   11,451,000    10,618,000     Income taxes payable..........                   --       236,000
  Deferred tax asset..............    1,841,000     1,841,000     Other accrued liabilities.....           10,505,000    10,790,000
  Prepayments and other...........    1,099,000     1,009,000                                            ------------  ------------
                                   ------------  ------------     Total current liabilities.....           20,170,000    15,929,000
     Total current assets.........   50,063,000    46,653,000                                            ------------  ------------
                                   ------------  ------------
                                                                Deferred income taxes...........            2,226,000     2,280,000
                                                                                                         ------------  ------------
                                                                Contingent liabilities (see notes)

                                                                SHAREHOLDERS' EQUITY
                                                                --------------------

                                                                  Capital Stock:

                                                                   Class A, $1 par value
                                                                    Authorized - 7,500,000 Shares
Property, plant and equipment:                                      Issued and outstanding - 2,535,000
                                                                    in 1996 and 2,621,000 in 1995            2,535,000    2,621,000
  Land............................    1,207,000     1,041,000      Class B, $1 par value
  Buildings and improvements......   22,637,000    20,823,000       Authorized - 3,500,000 Shares
  Machinery and equipment.........   16,948,000    15,359,000        Issued and outstanding - 1,746,000
                                   ------------  ------------        in 1996 and 1,757,000 in 1995           1,746,000    1,757,000
                                     40,792,000    37,223,000
                                                                 Other capital.................                 83,000       83,000

  Less accumulated                                               Retained earnings.............             48,399,000   46,457,000
    depreciation...................  15,696,000    14,749,000                                             ------------ ------------
                                   ------------  ------------
                                     25,096,000    22,474,000                                               52,763,000   50,918,000
                                   ------------  ------------                                             ------------ ------------

                                   $ 75,159,000  $ 69,127,000                                             $ 75,159,000 $ 69,127,000
                                   ------------  ------------                                             ------------ ------------
                                   ------------  ------------                                             ------------ ------------

                               LIBERTY HOMES, INC.
                        CONSOLIDATED STATEMENT OF INCOME

             for the three months ended September 30, 1996 and 1995

                                  ------------

                                                 1996               1995
                                                 ----               ----

Net sales                                    $ 45,403,000      $ 41,675,000

Cost of sales                                  39,600,000        34,988,000
                                             ------------       -----------
     Gross profit                               5,803,000         6,687,000

Selling, general and administrative
     expenses                                   3,796,000         3,849,000
                                             ------------       -----------
     Operating income                           2,007,000         2,838,000

Interest and other income                         294,000           423,000
                                             ------------       -----------
     Income before income taxes                 2,301,000         3,261,000

Income tax expense                                937,000         1,250,000
                                             ------------       -----------
     Net income                              $  1,364,000       $ 2,011,000
                                             ------------       -----------
                                             ------------       -----------
Share income per outstanding Common
  Share, based upon weighted average
  4,286,000 Common Shares outstanding
  at September 30, 1996 and 4,452,000
  Common Shares outstanding at
  September 30, 1995                               $ .32              $ .45
                                                   -----              -----
                                                   -----              -----
Cash dividend per share:

     Class A Common Stock                          $ .07              $ .07
                                                   -----              -----
                                                   -----              -----
     Class B Common Stock                          $ .07              $ .07
                                                   -----              -----
                                                   -----              -----

                               LIBERTY HOMES, INC.
                        CONSOLIDATED STATEMENT OF INCOME

              for the nine months ended September 30, 1996 and 1995

                                  ------------

                                            1996                1995
                                            ----                ----

Net sales                               $ 129,605,000      $ 124,228,000

Cost of sales                             112,781,000        106,734,000
                                        -------------      -------------
     Gross profit                          16,824,000         17,494,000

Selling, general and administrative
     expenses                              11,780,000         10,949,000
                                        -------------      -------------
     Operating income                       5,044,000          6,545,000

Interest and other income                   1,390,000(a)       1,232,000
                                        -------------      -------------

     Income before income taxes             6,434,000          7,777,000

Income tax expense                          2,573,000          3,030,000
                                        -------------      -------------
     Net income                         $   3,861,000(a)     $ 4,747,000
                                        -------------      -------------
                                        -------------      -------------

Share income per outstanding Common
  Share, based upon weighted average
  4,315,000 Common Shares outstanding
  at September 30, 1996 and 4,489,000
  Common Shares outstanding at
  September 30, 1995                               $ .89(a)          $1.06
                                                   -----             -----
                                                   -----             -----
Cash dividend per share:

     Class A Common Stock                          $ .21              $ .21
                                                   -----              -----
                                                   -----              -----
     Class B Common Stock                          $ .21              $ .21
                                                   -----              -----
                                                   -----              -----

(a) Includes a $565,000 pretax gain on sale of an idle facility in other income which results in $345,000 of net income after tax or $.08 per share during the second quarter of 1996.

                               LIBERTY HOMES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1996 and 1995

                                 ---------------
                                                      1996            1995
                                                    --------        --------
Cash flows from operating activities:
   Net income                                     $ 3,861,000    $ 4,747,000
   Adjustment to reconcile net income
       to net cash used in operating activities -
       Depreciation                                 1,490,000        966,000
       Gain on sale of idle facility                 (565,000)          - -
       Deferred income taxes                          (54,000)       (73,000)

   Changes in assets and liabilities:
    Receivables                                    (6,167,000)    (5,423,000)
    Prepaid income taxes                             (182,000)       589,000
    Inventories                                      (833,000)    (1,520,000)
    Prepayments and other                             (90,000)      (146,000)
    Accounts payable                                4,100,000      3,310,000
    Accrued liabilities                               383,000      3,040,000
    Income taxes payable                             (236,000)          - -
    Dividends payable                                  (6,000)       (10,000)
                                                  -----------    -----------
Net cash from operating activities                  1,701,000      5,480,000
                                                  -----------    -----------
Cash flows provided by (used in)
   investing activities -
   Proceeds from sale of idle facility              1,029,000           - -
   Additions to property, plant
       and equipment                               (4,576,000)    (7,705,000)
   Redemption (purchase) of short-term
       investments                                  1,950,000      2,025,000
                                                  -----------    -----------

Net cash used in investing activities              (1,597,000)    (5,680,000)
                                                  -----------    -----------

Cash flows used in financing activities -
   Cash dividends paid                               (901,000)      (937,000)
   Retirement of common stock                      (1,115,000)      (976,000)
                                                  -----------    -----------

Net cash used in financing activities              (2,016,000)    (1,913,000)
                                                  -----------    -----------

Net decrease in cash and
   cash equivalents                                (1,912,000)    (2,113,000)

Cash and cash equivalents at beginning
   of period                                       10,257,000      8,069,000
                                                  -----------    -----------
Cash and cash equivalents at
   end of period                                  $ 8,345,000    $ 5,956,000
                                                  -----------    -----------
                                                  -----------    -----------
Supplemental disclosures of cash flow
   information - cash paid during
   the period for income taxes                    $ 3,045,000    $ 2,514,000
                                                  -----------    -----------
                                                  -----------    -----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHORT TERM INVESTMENTS:

     Short term investments consist primarily of certificates of deposits with original maturities greater than 90 days.


INVENTORIES:

     Inventories, consisting primarily of raw materials, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.


CONTINGENT LIABILITIES:

Repurchase Obligations

     The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default. The Company's exposure to loss under such agreements is reduced by the resale of the repurchased home. The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of September 30, 1996 will not have a significant impact on the financial condition of the Company.

Other Contingencies

     Letters of Credit totaling $4,325,000 have been issued to the Company's insurance carriers who have underwritten the Company's insurance programs.


REVENUE RECOGNITION:

     The Company recognizes revenue when the product is shipped to independent dealers.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Cash, cash equivalents and short term investments as of September 30, 1996 and December 31, 1995 were $21,995,000 and $25,857,000, respectively. Working capital as of September 30, 1996 and December 31, 1995 was $30,077,000 and $30,827,000, respectively. The decrease of these items has been caused by accounts receivable and inventory increases as the Company's operations expand over the normal year end base, and by the funding of various property, plant and equipment projects. Also during the nine months ended September 30, 1996 at a cost of 1,115,000, the Company repurchased a total of 97,000 shares of common stock under the program initiated in 1995 to acquire up to 300,000 shares of its common stock.

     Net sales for the third quarter of 1996 were $45,403,000, an increase of $3,728,000 from the same quarter of 1995. The volume in a key market area has fallen sharply and the Company's sales dropped accordingly. The decline has been more than offset by the combined increased sales from the Company's two new plants. Net income for the quarter ended September 30, 1996 was $1,364,000 which was a $647,000 decrease from the same quarter 1995. The decrease results principally from continuing start-up costs of the second Wisconsin Plant, a reduction in sales volume in a key market area, increased material costs and decreased interest income.

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

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No exhibits are filed as part of this report, and no reports on Form 8-K for July, August or September, 1996 have been filed.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LIBERTY HOMES, INC.
                                             -------------------------
                                                    Registrant


                                             By /s/  MARC A. DOSMANN
                                                ----------------------
                                                Marc A. Dosmann
                                                Vice President -
                                                Chief Financial Officer
                                                 (Principal Financial and
                                                Accounting Officer)


Dated   November 14, 1996
      ---------------------