Form 10-K405
period 1996-12-31
LIBERTY HOMES INC
filed 1997-03-28
CIK 59240

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC  20549

                                      Form 10-K
(Mark One)
  X                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
-----           OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

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

As of March 11, 1997, the aggregate market value of the voting Common Stock Class B, held by nonaffiliates (based upon the average bid and ask prices on such date) was approximately $3,710,514.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                      Shares of Outstanding
         Class                                          at March 11, 1997
         -----                                          -----------------

Class A Common Stock, $1,00 par value                       2,465,496

Class B Common Stock, $1.00 par value                       1,740,759

The Exhibit Index is located on page 18.

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

    The Company sells its products through its employee-salesmen to numerous independent dealers, most of whom also sell competing products. In the year ended December 31, 1996, the Company's largest dealer accounted for approximately four percent of the Company's sales. The Company generally manufactures its homes only after receipt of orders from its dealers, and sales backlogs in the manufactured housing industry are traditionally short.

    Retail prices for the Company's single section homes typically range from approximately $15,000 to $40,000 and from approximately $25,000 to $65,000 for multi-sections. The Company's homes generally fall within the lower price range of the industry.

    Manufactured homes were sold by the Company during 1996 to dealers in most of the continental United States. Transportation charges from the point of manufacture to the dealer are an important factor in the cost of a manufactured home and often influence a dealer's preference for similar products. In general, most retail outlets are located within a 500 mile radius of the manufacturing facility serving the dealer.

    In each of the geographical areas in which the Company operates, it faces direct competition from other manufacturers, some of whom are larger than the Company and possess greater financial resources. This group of competitors consists of manufacturers who compete with the Company on a national level as well as many others who are only regional in scope. According to data from the National Conference of States on Building Codes and Standards (NCSBCS) at the end of 1996, there were 98 companies operating 313 facilities producing manufactured housing in the United States. Due to transportation complexities, none of the Company's products, and very little of the industry's product, is shipped outside the United States. Since the manufactured homes sold by the Company are a form of housing, changes in factors which influence the national housing market usually affect the Company's business, either beneficially or adversely.

    In addition, the quality and number of manufactured home parks with space available for new homes sometimes affect the market for manufactured homes. Manufactured home parks and placement of manufactured homes on real-estate type scattered sites or subdivisions are generally subject to local zoning ordinances and other local regulations. Any limitation of the availability of space for manufactured homes due to any cause, including such local ordinances, could adversely affect the Company's business.

    In 1994, the Company formed Waverlee Homes, Inc., a majority owned subsidiary, which operates production facilities in Hamilton and Tuscumbia,

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

    Dealers who purchase from the Company generally obtain inventory financing from financial institutions (usually banks or finance companies) on a "floor plan" basis whereby the financial institution obtains a lien upon, or title to, all or part of a dealer's inventory. To assist dealers in obtaining such financing, the Company, in accordance with trade practice, generally enters into repurchase agreements with lending institutions whereby the Company, during the period (generally not in excess of one year) pending sale to a retail customer, agrees to repurchase a home so financed in the event of the dealer's default and subsequent inability to repay the amount borrowed from the financial institution. In the event of repurchase, the Company will experience a loss if the repurchase price paid to the financial institution plus any related costs of repossession (e.g., freight, repairs) exceed the proceeds received by the Company from resale of the home repurchased. The Company's losses under these dealer repurchase agreements were not significant for 1996, 1995 and 1994.

    Retail customers often finance their purchases with funds borrowed from banks, finance companies and savings and loan associations. Such retail finance arrangements frequently call for an effective interest rate slightly higher than that imposed for conventional home mortgage financing.

    In 1990, the Company formed a wholly-owned subsidiary, Arcadian Financial Services, Inc., to operate as a mortgage loan broker. After six years of operation, the Company decided to close Arcadian during 1996. All mortgages written during the period of operation have been sold to secondary financial markets, servicing released.

EMPLOYEES

    As of March 11, 1997, the Company had approximately 1,250 full-time employees.

ITEM 2.  PROPERTIES.

LOCATION

Goshen, Indiana              Sheridan, Oregon
Syracuse, Indiana            Ocala, Florida
Yoder, Kansas                Statesville, North Carolina
Dorchester, Wisconsin        Hamilton, Alabama
    Plant #1                 Tuscumbia, Alabama
    Plant #2
Leola, Pennsylvania

    All of the Company's facilities are manufacturing facilities, except for the Goshen, Indiana location which is the Company's executive office and engineering and design center. During 1996, the Company sold idle facilities located in Thomasville, Georgia and Leola, Pennsylvania.

    During 1996, the Company's majority owned subsidiary, Waverlee Homes, Inc., constructed a 100,000 square foot production facility in Tuscumbia, Alabama to provide the Company with additional capacity to serve the South Central United States market.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders for the three months ended December 31, 1996.

                                       PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's 1996 Annual Report to Shareholders is an exhibit of this filing. The information under the caption "Capital Stock" of the report is incorporated by reference as Item 5 of this filing.

ITEM 6. SELECTED FINANCIAL DATA.

    The Company's 1996 Annual Report to Shareholders is an exhibit of this filing. The information under the caption "Selected Financial Data" of the report is incorporated by reference as Item 6 of this filing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Liquidity and Capital Resources - Cash and cash equivalents and short term investments as of December 31, 1996 and 1995 totaled $23,824,000 and $25,857,000, respectively. Working capital was $28,172,000 at year end 1996 and $30,724,000 at year end 1995. There was no debt at December 31, 1996 and 1995. Historically, the Company's financing needs have been met through funds generated internally.

    Capital expenditures during 1996 were $7,245,000 compared to

$9,464,000 in 1995. Capital expenditures were made primarily to increase manufacturing capacity, adopt new manufacturing processes and to improve manufacturing efficiency. The most notable item in 1996 occurred with the construction and December opening of a production facility in Tuscumbia, Alabama. During 1995, a second manufacturing facility was constructed in Dorchester, Wisconsin that began production in December of that year.

    Additionally, the Company continued its efforts to repurchase shares of its Class A and Class B Common Stock under a program approved by its Board of Directors in 1994 and amended in 1996. At the end of 1996, a total of 348,000 Class A Common Shares had been repurchased and cancelled. The Company plans to continue such repurchases on the open market or in negotiated transactions at management's discretion.

    During 1996, the Company sold idle plants in Georgia and Pennsylvania. The effect of these transactions on the results of operations is discussed below.

    During 1997, the Company anticipates that cash flow from operations and cash reserves will be sufficient to meet the requirements for capital expenditures, working capital, stock repurchases and dividend payments.

    Results of Operations - Net sales increased to $168,139,000 in 1996 from $164,753,000 in 1995, a $3,386,000 or 2% increase. The net sales in 1995 were up $39,718,000 or 32% from $125,035,000 in 1994.  Sales for 1996 reflected the varied market conditions experienced by the Company and the national market. A major decline in the Pacific Northwest market resulted in a substantial reduction in the amount of revenue generated by the

Company's Oregon facility. However, strong sales growth was achieved by the Alabama plant and the two Wisconsin plants due to market demand. The remaining Company plants also increased sales to balance out the Oregon facility's decline. The markets served by the Alabama and Kansas facilities provided the majority of 1995 growth while the Company's sales in the remaining markets grew at a more modest pace during that year.

    Gross profit in 1996, 1995 and 1994 was $21,356,000, $24,172,000 and
$16,872,000, respectively. Gross profit declined in 1996 as a result of the loss of sales from the Company's Oregon plant. Although this sales loss was replaced by the rest of the Company, with the addition of the second Dorchester, Wisconsin plant, the cost of running nine facilities during 1996 exceeded the cost of running eight plants during 1995 and caused some gross profit erosion. Service costs were also up in 1996. The 1995 increase in gross profit was principally due to increased sales volume.

    Selling, general and administrative expenses have grown as a result of the Company's expanded business. These expenses amounted to $15,845,000 in 1996, $15,183,000 in 1995 and $11,883,000 in 1994 or 9.4%, 9.2% and 9.5% of sales, respectively.

    Interest and other income was $2,034,000 in 1996, $1,557,000 in 1995 and $2,575,000 in 1994. During 1996, the Company sold its idle facilities in Georgia and Pennsylvania for gains of $565,000 and $338,000, respectively. Included in the 1994 amount is $936,000 of gain on the sale of the Company's idle Texas facility. The remaining amounts are from the investment of cash during the year and variances are due to varying interest rates and the amount of cash available to invest.

    The Company had net income of $4,553,000 in 1996, compared to $6,356,000 in 1995 and $4,824,000 in 1994. Gross profit and income declined in 1996 due to the shift in volume previously discussed. The Company's second Wisconsin plant, opened in December, 1995, continued with start-up costs during the first part of 1996, while the start-up costs of the second Alabama plant in late 1996 also had an adverse effect on income. The Company's financial services subsidiary, Arcadian Financial Services, Inc., ceased operations during 1996. The losses associated with this closing were immaterial. Finally, net income from the 1996 sale of idle facilities amounted to $551,000.

    Outlook and Risk Factors - The Company plans to focus on its business expansion through productivity improvements and cost effective capital expenditures. The new manufacturing facility in Tuscumbia, Alabama should facilitate the Company's growth in this market area.

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

    In a practice common to the Industry, the Company participates in dealer financing programs which require it to repurchase homes which remain unsold and in dealer inventory for a period of up to one year after delivery to the dealer, if the dealer defaults on its financing obligations. Repurchased units are resold, although some discounting may be necessary and some loss may occur. Prior year losses on such repurchases have not been material nor are they expected to be during 1997.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Company's 1996 Annual Report to Stockholders is an exhibit of this filing. The information contained in the 1996, 1995 and 1994 consolidated financial statements and footnotes thereto, together with the report thereon of Crowe Chizek and Company LLP dated February 11, 1997, is incorporated by reference as Item 8 of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Edward J. Hussey, age 79, has been President, Chairman of the Board and a Director of the Company (or it predecessors) since 1960, and is the father of Edward Joseph Hussey, Michael F. Hussey and John P. Hussey.

    Edward Joseph Hussey, age 49, is an attorney and a son of Edward J. Hussey. He has been a Director of the Company since 1981, Secretary of the Company since 1985 and was named Vice President of the Company in 1990. In September, 1987, he began employment with the Company on a full time basis. Since 1975, he has been associated with the law firm of Hodges & Davis P.C., where he is still a shareholder.

    Michael F. Hussey, age 40, has been employed by the Company since 1980. He was named Vice President of Finance in 1984 and became a Director in 1988. He is the son of Edward J. Hussey.

    David M. Huffine, age 48, has been a Director of the Company since 1988.
He has also held the position of President of Sky View Homes, Inc., Rocky Ford, Colorado since 1993. Prior thereto he was Chairman of the Board of Rampart Investigations, Colorado Springs, Colorado and Vice President of Calumet Securities Corporation, Schererville, Indiana.

    Mitchell Day, age 41, has been a Director since 1995. He has also been President of Day Equipment Corporation, Goshen, Indiana since 1984.

    Ralph D. Ray, age 64, has been employed in various management positions with the Company for 24 years. He has been Treasurer of the Company since 1984.

    Dorothy L. Peterson, age 85, has been employed with the Company since 1952. She was appointed Assistant Treasurer in 1985.

    Marc A. Dosmann, age 44, joined the Company in February, 1995 as Vice President and Chief Financial Officer. From January, 1990 to February, 1995, he was Corporate Controller of Leer, Inc.

    Bruce A. McMillan, age 45, has served the Company in various capacities for 24 years. He was appointed to the position of Vice President of Sales in 1994.

    Ronald Atkins, age 46, has served the Company in manufacturing and purchasing functions since 1981. During 1996, he was appointed to the position of Vice President of Purchasing.

    Brian L. Christner, age 37, joined the Company in December 1994 as Controller. Previously he was Controller at Life Treatment Centers, Inc.

ITEM 11. EXECUTIVE COMPENSATION.

    The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 1997 includes information under the caption "Executive Compensation (SUMMARY COMPENSATION TABLE) and under the caption "Shareholder Return Performance" (PERFORMANCE GRAPHS). Those sections are exhibits of this filing and are incorporated by reference as Item 11 of this filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 1997 includes information regarding SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. This section is an exhibit of this filing and is incorporated by reference as Item 12 of this filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)3. EXHIBITS

    The exhibits filed with this Form 10-K are listed in the exhibit index located on page 18.

    (b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the three months ended December 31, 1996.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Liberty Homes, Inc.
                                       (Registrant)


March 26, 1997                         By: /s/ Marc A. Dosmann
                                          ---------------------------
                                       Marc A. Dosmann
                                       Vice President - CFO
                                       (Principal Financial and
                                       Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Edward J. Hussey         President, Director, Chairman
--------------------------   of the Board of Directors
Edward J. Hussey             (Principal Executive Officer)
                             March 26, 1997

/s/ Edward Joseph Hussey     Director, Vice President,
--------------------------   Secretary & Assistant Treasurer
Edward Joseph Hussey         March 26, 1997


/s/ Michael F. Hussey        Director and Vice President - Finance
--------------------------   March 26, 1997
Michael F. Hussey

                                    EXHIBIT INDEX

                                                                     Pages
                                                                     -----

  3(a)   Articles of Incorporation of the Company.                     *
         (File #0-5555, Form 10-K for the year ended
         December 31, 1984)

  3(b)   Amendment to Articles of Incorporation.                       *
         (File #0-5555, Form 10-Q for the quarter ended
         March 31, 1985, Exhibit 4).

  3(c)   By-laws of the Company.                                       *
         (File #0-5555, Form 10-K for the year ended
         December 31, 1987)

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

  10(d)  Split-Dollar Insurance Plan effective June 11,                *
         1993 between the Company and Nancy A. Parrish and John P. Hussey, Trustees for the Michael F.
         Hussey 1993 Irrevocable Trust

                                                                     Pages
                                                                     -----

  13     Annual Report to Shareholders for 1996                        20
         (Except for those portions of this report which are expressly incorporated by reference in this Form 10-K, the information contained in such 1996 Annual Report to Shareholders is not deemed
         "filed" as part of this Form 10-K).

  99(a)  Executive Compensation - SUMMARY COMPENSATION
         TABLE                                                         34

  99(b)  Shareholder Return Performance - PERFORMANCE
         GRAPH                                                         35

  99(c)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS                                                        36

  *  Incorporated by reference