Form 10-Q
period 1997-03-31
LIBERTY HOMES INC
filed 1997-05-15
CIK 59240

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

(Mark One)

  X        Quarterly Report Pursuant to Section 13 or
-----     15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 1997.

                                     - or -

          Transition Report Pursuant to Section 13 or
-----     15(d) of the Securities Exchange Act of 1934
       For the Transition Period From          to        .
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

                                 (219) 533-0431
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                          Yes  X    No
                                                                ---      ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                  Shares of Outstanding
               Class                                  at May 2, 1997
               -----                              ---------------------

Class A Common Stock, $1.00 par value                    2,450,496

Class B Common Stock, $1.00 par value                    1,740,759


                                     1 of 10

                                      INDEX

PART I - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                                                           Pages
                                                                           -----

General                                                                      3

Item 1.     Consolidated Financial Statements -
                  Liberty Homes, Inc.

            Consolidated Balance Sheet, as of
               March 31, 1997 and December 31, 1996                          4

            Consolidated Statement of Income, for the
               three months ended March 31, 1997
               and 1996                                                      5

            Consolidated Statement of Cash Flows for the
               three months ended March 31,
               1997 and 1996                                                 6

            Notes to Consolidated Financial Statements                       7

Item 2.     Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                                     8-9


PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 9

               Signature                                                    10

                   PART I - CONSOLIDATED FINANCIAL INFORMATION

GENERAL

     The consolidated financial statements and footnotes thereto listed in the Index on page 2 of this report have been prepared using generally accepted accounting principles applied on a basis consistent with 1996. The results of operations for the interim period presented are not necessarily indicative of results to be expected for the year. The information included in this report has not been examined prior to filing by an independent public accountant, and is therefore, subject to any adjustments which may result from the year-end examination of the Company's financial statements. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.

                               LIBERTY HOMES, INC.
                           CONSOLIDATED BALANCE SHEET

                   as of March 31, 1997 and December 31, 1996

ASSETS

                                                 March 31,      December 31,
                                                   1997             1996
                                                   ----             ----
Current assets:
     Cash and cash equivalents . . . . . . .    $ 4,449,000     $11,174,000
     Short term investments. . . . . . . . .      6,750,000      12,650,000
     Receivables . . . . . . . . . . . . . .     13,637,000       8,540,000
     Prepaid income taxes. . . . . . . . . .        142,000         142,000
     Inventories . . . . . . . . . . . . . .     14,644,000      10,211,000
     Deferred tax asset. . . . . . . . . . .      2,054,000       2,054,000
     Prepayments and other . . . . . . . . .      1,924,000       1,192,000
                                                -----------     -----------

         Total current assets. . . . . . . .     43,600,000      45,963,000
                                                -----------     -----------

Property, plant and equipment:

     Land. . . . . . . . . . . . . . . . . .      1,195,000       1,195,000
     Buildings and improvements. . . . . . .     23,690,000      23,359,000
     Machinery and equipment . . . . . . . .     18,037,000      17,413,000
                                                -----------     -----------

                                                 42,922,000      41,967,000
                                                -----------     -----------
     Less accumulated
       depreciation. . . . . . . . . . . . .     16,366,000      15,764,000
                                                -----------     -----------

                                                 26,556,000      26,203,000
                                                -----------     -----------

                                                $70,156,000     $72,166,000
                                                -----------     -----------
                                                -----------     -----------
LIABILITIES

Current liabilities:
     Accounts payable. . . . . . . . . . . .    $ 7,204,000     $ 3,357,000
     Dividend payable. . . . . . . . . . . .        294,000         295,000
     Accrued compensation
        and payroll taxes. . . . . . . . . .      1,865,000       2,098,000
     Income taxes payable. . . . . . . . . .            --           31,000
     Other accrued liabilities . . . . . . .      6,719,000      12,010,000
                                                -----------     -----------

        Total current liabilities. . . . . .     16,082,000      17,791,000
                                                -----------     -----------

     Deferred income taxes . . . . . . . . .      1,970,000       1,952,000
                                                -----------     -----------

Contingent liabilities (see notes)

SHAREHOLDERS' EQUITY

Capital Stock:
     Class A, $1 par value
       Authorized - 7,500,000 Shares
         Issued and outstanding - 2,460,000
         in 1997 and 2,477,000 in 1996
     Class B, $1 par value . . . . . . . . .      2,460,000       2,477,000
       Authorized - 3,500,000 Shares
         Issued and outstanding - 1,741,000
         in 1997 and 1,746,000 in 1996 . . .      1,741,000       1,746,000

Other capital. . . . . . . . . . . . . . . .         83,000          83,000

Retained earnings. . . . . . . . . . . . . .     47,820,000      48,117,000
                                                -----------     -----------

                                                 52,104,000      52,423,000
                                                -----------     -----------

                                                $70,156,000     $72,166,000
                                                -----------     -----------
                                                -----------     -----------

                               LIBERTY HOMES, INC.
                        CONSOLIDATED STATEMENT OF INCOME

               for the three months ended March 31, 1997 and 1996

                                  ------------

                                                     1997            1996
                                                     ----            ----

Net sales                                         $35,131,000     $38,529,000

Cost of sales                                      31,324,000      33,583,000
                                                  -----------     -----------

     Gross profit                                   3,807,000       4,946,000

Selling, general and administrative
     expenses                                       3,726,000       3,754,000
                                                  -----------     -----------

     Operating income                                  81,000       1,192,000

Interest and other income                             290,000         294,000
                                                  -----------     -----------

     Income before income taxes                       371,000       1,486,000

Income tax expense                                    127,000         596,000
                                                  -----------     -----------

     Net income                                   $   244,000     $   890,000
                                                  -----------     -----------
                                                  -----------     -----------

Share income per outstanding Common
  Share                                                  $.06            $.20
                                                  -----------     -----------
                                                  -----------     -----------

Weighted average shares outstanding                 4,211,000       4,351,000
                                                  -----------     -----------
                                                  -----------     -----------

Cash dividend per share:

     Class A Common Stock                                $.07            $.07
                                                  -----------     -----------
                                                  -----------     -----------

     Class B Common Stock                                $.07            $.07
                                                  -----------     -----------
                                                  -----------     -----------

                               LIBERTY HOMES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1997 and 1996

                                 ---------------

                                                 1997            1996
                                                 ----            ----
Cash flows from operating activities:
     Net income                               $   244,000     $   890,000
     Adjustment to reconcile net income
          to net cash used in
          operating activities -
          Depreciation                            602,000         550,000
          Deferred income taxes                    18,000         (24,000)

     Changes in assets and liabilities:
      Receivables                              (5,097,000)     (5,470,000)
      Refundable (prepaid) income taxes               --         (572,000)
      Inventories                              (4,433,000)     (3,821,000)
      Prepayments and other                      (732,000)       (102,000)
      Accounts payable                          3,847,000       6,283,000
      Other current liabilities                (5,525,000)     (4,528,000)
      Income taxes payable                        (31,000)       (236,000)
                                              -----------     -----------

Net cash used in operating activities         (11,107,000)     (7,030,000)
                                              -----------     -----------

Cash flows provided by (used in)
     investing activities -
     Additions to property, plant
          and equipment                          (955,000)     (1,341,000)
     Redemption of short-term investments       5,900,000         700,000
                                              -----------     -----------

Net cash provided by (used in) investing
     activities                                 4,945,000        (641,000)
                                              -----------     -----------

Cash flows used in financing activities -
     Cash dividends paid                         (294,000)       (306,000)
     Retirement of common stock                  (269,000)       (847,000)
                                              -----------     -----------
Net cash used in financing activities            (563,000)     (1,153,000)
                                              -----------     -----------

Net decrease in cash and cash equivalents      (6,725,000)     (8,824,000)

Cash and cash equivalents at beginning
     of period                                 11,174,000      10,257,000
                                              -----------     -----------

Cash and cash equivalents at
     end of period                            $ 4,449,000     $ 1,433,000
                                              -----------     -----------
                                              -----------     -----------

Supplemental disclosures of cash flow
     information - cash paid during
     the period for income taxes              $   821,000     $ 1,427,000
                                              -----------     -----------

                                OTHER INFORMATION

SHORT TERM INVESTMENTS:

     Short term investments consist primarily of certificates of deposits with original maturities greater than 90 days.


INVENTORIES:

     Inventories, consisting primarily of raw materials, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.


CONTINGENT LIABILITIES:

Repurchase Obligations

     The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default. The Company's exposure to loss under such agreements is reduced by the resale of the repurchased home. The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of March 31, 1997 will not have a significant impact on the financial condition of the Company.

Other Contingencies

     Letters of Credit totaling $4,325,000 have been issued to the Company's insurance carriers who have underwritten the Company's insurance programs.


REVENUE RECOGNITION:

     The Company recognizes revenue when the product is shipped to independent dealers.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Cash, cash equivalents and short term investments as of March 31, 1997 and December 31, 1996 were $11,199,000 and $23,824,000, respectively. Working capital as of March 31, 1997 and December 31, 1996 was $27,518,000 and $28,172,000, respectively. The change of these items has been caused by accounts receivable and inventory increases as the Company's operations expand over the normal year end base, the payment of 1996 dealer incentive programs, and by the funding of various property, plant and equipment projects. Also during the three months ended March 31, 1997, at a cost of $269,000, the Company repurchased a total of 22,000 shares of common stock under the program initiated in 1994 and amended in 1996 to acquire up to 500,000 shares of its common stock.

     Net sales for the first quarter of 1997 were $35,131,000 a decrease of $3,398,000 from the same quarter of 1996. Net income for the quarter was $244,000 which was a $646,000 decrease from the same quarter 1996. Revenue and earnings decreased due to the reduction in the number of homes shipped, caused by severe weather conditions in certain areas of the country and a downturn in the industry. Continued start-up costs at the Tuscumbia, Alabama facility, which opened in December 1996, also caused some of the earnings decline.

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


                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27  Financial Data Schedule

     No reports on Form 8-K for January, February or March, 1997 have been filed.

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



Dated    May 15, 1997
     ------------------