Form 10-Q
period 1997-06-30
LIBERTY HOMES INC
filed 1997-08-13
CIK 59240

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549


(Mark One)
    X                Quarterly Report Pursuant to Section 13 or
---------            15(d) of the Securities Exchange Act of 1934
                     For the quarterly period ended June 30, 1997.

                                       - or -

                     Transition Report Pursuant to Section 13 or
---------            15(d) of the Securities Exchange Act of 1934
                  For the Transition Period From ________ to _______.

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
                                         Yes  X     No
                                            -----     -----
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                       SHARES OF OUTSTANDING
            CLASS                       AT JULY 29, 1997
            -----                      ---------------------
Class A Common Stock, $1.00 par value       2,262,296

Class B Common Stock, $1.00 par value       1,735,759

                                   1 of 11

                                    INDEX

PART I - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                                               Pages
                                                               -----
General                                                          3

Item 1.  Consolidated Financial Statements -
              Liberty Homes, Inc.

         Consolidated Balance Sheet, as of
              June 30, 1997 and December 31, 1996                4

         Consolidated Statement of Income, for the
              three months ended June 30, 1997
              and 1996                                           5

         Consolidated Statement of Income, for the
              six months ended June 30, 1997
              and 1996                                           6

         Consolidated Statement of Cash Flows for the
              six months ended June 30, 1997 and 1996            7

         Notes to Consolidated Financial Statements              8

Item 2.  Management's Discussion and Analysis
              of Financial Condition and
              Results of Operations                             9-10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                       10

Signature                                                       11

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

                                LIBERTY HOMES, INC.

                             CONSOLIDATED BALANCE SHEET

                      as of June 30, 1997 and December 31, 1996

ASSETS

                                                June 30,       December 31,
                                                  1997             1996
                                                  ----             ----
Current assets:
    Cash and cash equivalents.......            $12,975,000    $11,174,000
    Short term investments..........                750,000     12,650,000
    Receivables.....................             14,796,000      8,540,000
    Prepaid income taxes............                142,000        142,000
    Inventories.....................             12,243,000     10,211,000
    Deferred tax asset..............              2,054,000      2,054,000
    Prepayments and other...........              1,299,000      1,192,000
                                                -----------    -----------
       Total current assets.........             44,259,000     45,963,000
                                                -----------    -----------


Property, plant and equipment:

    Land............................              1,195,000      1,195,000
    Buildings and improvements.......            23,754,000     23,359,000
    Machinery and equipment.........             18,074,000     17,413,000
                                                -----------    -----------
                                                 43,023,000     41,967,000


    Less accumulated
      depreciation...................            16,907,000     15,764,000
                                                -----------    -----------
                                                 26,116,000     26,203,000
                                                -----------    -----------
                                                $70,375,000    $72,166,000
                                                -----------    -----------
                                                -----------    -----------


LIABILITIES

                                                  June 30,     December 31,
                                                    1997           1996
                                                    ----           ----
Current liabilities:
    Accounts payable...............             $ 6,122,000    $ 3,357,000
    Dividend payable...............                 280,000        295,000
    Accrued compensation
      and payroll taxes............               1,983,000      2,098,000
    Income taxes payable...........                     --          31,000
    Other accrued liabilities......               9,172,000      12,010,00
                                                -----------    -----------
      Total current liabilities....              17,557,000     17,791,000
                                                -----------    -----------
Deferred income taxes.............                1,970,000      1,952,000
                                                -----------    -----------

Contingent liabilities (see notes)

SHAREHOLDERS' EQUITY

Capital Stock:

   Class A, $1 par value
      Authorized - 7,500,000 Shares
      Issued and outstanding - 2,262,000
      in 1997 and 2,477,000 in 1996               2,262,000      2,477,000
   Class B, $1 par value
      Authorized - 3,500,000 Shares
      Issued and outstanding - 1,736,000
      in 1997 and 1,746,000 in 1996               1,736,000      1,746,000

Other capital.....................                   83,000         83,000

Retained Earnings.................               46,767,000     48,117,000
                                                -----------    -----------
                                                 50,848,000     52,423,000
                                                -----------    -----------
                                                $70,375,000    $72,166,000
                                                -----------    -----------
                                                -----------    -----------

                               LIBERTY HOMES, INC.
                         CONSOLIDATED STATEMENT OF INCOME

                  for the three months ended June 30, 1997 and 1996

                                   ____________

                                                   1997           1996
                                                   ----           ----

Net sales                                       $46,188,000    $45,673,000

Cost of sales                                    40,381,000     39,598,000
                                                -----------    -----------
    Gross profit                                  5,807,000      6,075,000

Selling, general and administrative
    expenses                                      4,195,000      4,230,000
                                                -----------    -----------
    Operating income                              1,612,000      1,845,000

    Interest and other income                       175,000        802,000 (a)
                                                -----------    -----------
    Income before income taxes                    1,787,000      2,647,000

Income tax expense                                  719,000      1,040,000
                                                -----------    -----------
    Net income                                  $ 1,068,000    $ 1,607,000 (a)
                                                -----------    -----------
                                                -----------    -----------
Share income per outstanding Common
  Share                                               $.26           $.37  (a)
                                                      ----           ----
                                                      ----           ----
Weighted average shares outstanding               4,138,000      4,291,000
                                                -----------    -----------
                                                -----------    -----------
Cash dividend per share:

    Class A Common Stock                              $.07           $.07
                                                      ----           ----
                                                      ----           ----

    Class B Common Stock                              $.07           $.07
                                                      ----           ----
                                                      ----           ----

(a) Includes a $565,000 pretax gain on sale of an idle facility in other income which results in $345,000 of net income after tax or $.08 per share during the second quarter of 1996.

                                 LIBERTY HOMES, INC.
                           CONSOLIDATED STATEMENT OF INCOME

                   for the six months ended June 30, 1997 and 1996

                                     ____________

                                                   1997           1996
                                                   ----           ----

Net sales                                      $81,319,000     $84,202,000

Cost of sales                                   71,705,000      73,181,000
                                               -----------     -----------
    Gross profit                                 9,614,000      11,021,000

Selling, general and administrative
    expenses                                     7,921,000       7,984,000
                                               -----------     -----------
Operating income                                 1,693,000       3,037,000

Interest and other income                          465,000       1,096,000 (a)
                                               -----------     -----------
    Income before income taxes and
      minority interest                          2,158,000       4,133,000

Income tax expense                                 846,000       1,636,000
                                               -----------     -----------
    Net income                                 $ 1,312,000     $ 2,497,000 (a)
                                               -----------     -----------
                                               -----------     -----------
Share income per outstanding Common
  Share                                               $.31            $.58 (a)
                                                      ----            ----
                                                      ----            ----

Weighted average shares outstanding              4,175,000       4,329,000
                                               -----------     -----------
                                               -----------     -----------
Cash dividend per share:

    Class A Common Stock                              $.14            $.14
                                                      ----            ----
                                                      ----            ----

    Class B Common Stock                              $.14            $.14
                                                      ----            ----
                                                      ----            ----

(a) Includes a $565,000 pretax gain on sale of an idle facility in other income which results in $345,000 of net income after tax or $.08 per share during the second quarter of 1996.

                               LIBERTY HOMES, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1997 and 1996
                                 _______________

                                                   1997            1996
                                                   ----            ----
Cash flows from operating activities:
    Net income                                 $ 1,312,000     $ 2,497,000
    Adjustment to reconcile net income
         to net cash used in
         operating activities -
         Depreciation                            1,143,000         950,000
         Gain on sale of idle facility                 --         (565,000)
         Deferred income taxes                      18,000         (36,000)
    Changes in assets and liabilities:
     Receivables                                (6,256,000)     (7,300,000)
     Prepaid income taxes                              --          (61,000)
     Inventories                                (2,032,000)     (1,815,000)
     Prepayments and other                        (107,000)       (179,000)
     Trade accounts payable                      2,765,000       3,713,000
     Other liabilities                          (2,984,000)     (1,761,000)
     Dividends payable                             (15,000)         (6,000)
                                               -----------     -----------
Net cash used in operating activities           (6,156,000)     (4,563,000)
                                               -----------     -----------
Cash flows provided by (used in)
    investing activities -
    Proceeds from sale of idle facility                --        1,029,000
    Additions to property, plant
         and equipment                          (1,056,000)     (2,590,000)
    Redemption of short-term investments        11,900,000       4,950,000
                                               -----------     -----------
Net cash provided by investing
    activities                                  10,844,000       3,389,000
                                               -----------     -----------
Cash flows used in financing activities -
    Cash dividends paid                           (573,000)       (601,000)
    Retirement of common stock                  (2,314,000)     (1,053,000)
                                               -----------     -----------
Net cash used in financing activities           (2,887,000)     (1,654,000)
                                               -----------     -----------
Net increase (decrease) in cash and
    cash equivalents                             1,801,000      (2,828,000)

Cash and cash equivalents at beginning
    of period                                   11,174,000      10,257,000
                                               -----------     -----------
Cash and cash equivalents at
    end of period                              $12,975,000     $ 7,429,000
                                               -----------     -----------
                                               -----------     -----------
Supplemental disclosures of cash flow
    information - cash paid during
    the period for income taxes                $   831,000     $ 1,830,000
                                               -----------     -----------
                                               -----------     -----------

                                OTHER INFORMATION

SHORT TERM INVESTMENTS:

    Short term investments consist primarily of certificates of deposits with original maturities greater than 90 days.

INVENTORIES:

    Inventories, consisting primarily of raw materials, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

CONTINGENT LIABILITIES:

Repurchase Obligations

    The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default. The Company's exposure to loss under such agreements is reduced by the resale of the repurchased home. The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of June 30, 1997 will not have a significant impact on the financial condition of the Company.

Other Contingencies

    Letters of Credit totaling $4,325,000 have been issued to the Company's insurance carriers who have underwritten the Company's insurance programs.

REVENUE RECOGNITION:

    The Company recognizes revenue when the product is shipped to independent dealers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Cash, cash equivalents and short term investments as of June 30, 1997 and

December 31, 1996 were $13,725,000 and $23,824,000, respectively.  Working capital as of June 30, 1997 and December 31, 1996 was $26,702,000 and

$28,712,000, respectively. The decrease of cash, cash equivalents and short term investments has been caused by accounts receivable and inventory increases as the Company's operations expand over the normal year end base,

and by the funding of various property, plant and equipment projects.  Also during the six months ended June 30, 1997, the Company repurchased a total of

225,000 shares of common stock under the program initiated in 1994 and subsequently amended to acquire up to 600,000 shares of its common stock.

     Net sales for the second quarter of 1997 were $46,188,000, an increase of $515,000 from the same quarter of 1996.  The Company's unit volume during the 1997 quarter followed the national market trend and was down slightly.

An increase in average sales value offset the unit volume drop and total sales remain relatively the same.  Net income for the quarter ended June 30,

1997 was $1,068,000 which was a decrease of $539,000 from the same quarter in

1996. The 1996 quarter included $345,000 of net income from the sale of an idle plant in Thomasville, Georgia.  Also, the 1997 quarter was impacted by the start-up costs of our new Tuscumbia, Alabama plant, which began operations in December 1996. These start-up costs, lower interest income in the 1997 quarter and income from the sale of the Thomasville,

Georgia plant account for the variance in income between the two quarters.

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

                             PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 Finanical Data Schedule

    A form 8-K was filed on June 10, 1997 to report a modification to the

Company's Stock Repurchase Program which increases the total shares the

Company may repurchase under the program which began in November, 1994 to

600,000 shares.

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


                                             LIBERTY HOMES, INC.
                                          --------------------------
                                                 Registrant


                                       By /s/ Marc A. Dosmann
                                          --------------------------
                                          Marc A. Dosmann
                                          Vice President -
                                          (Principal Financial and
                                           Accounting Officer)


Dated      August 13, 1997
       ------------------------