Form 10-Q
period 1997-09-30
LIBERTY HOMES INC
filed 1997-11-14
CIK 59240

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549


(Mark One)
     X             Quarterly Report Pursuant to Section 13 or
                   15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1997.

                                        - or -

 _______           Transition Report Pursuant to Section 13 or
                   15(d) of the Securities Exchange Act of 1934
               For the Transition Period From ________ to _______.


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                       Shares of Outstanding
            Class                       at October 31, 1997
            -----                      ----------------------

Class A Common Stock, $1.00 par value       2,262,296

Class B Common Stock, $1.00 par value       1,735,759

                                       1 of 12

                                        INDEX

PART I - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                                                          Pages

General                                                                     3

Item 1.  Consolidated Financial Statements -
              Liberty Homes, Inc.

    Consolidated Balance Sheet, as of
         September 30, 1997 and December 31, 1996                           4

    Consolidated Statement of Income, for the
         three months ended September 30, 1997
         and 1996                                                           5

    Consolidated Statement of Income, for the
         nine months ended September 30, 1997
         and 1996                                                           6

    Consolidated Statement of Cash Flows for the
         nine months ended September 30, 1997
         and 1996                                                           7

    Notes to Consolidated Financial Statements                              8

Item 2.  Management's Discussion and Analysis
         of Financial Condition and
         Results of Operations                                           9-10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  11

Signature                                                                  12

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

                                 LIBERTY HOMES, INC.

                              CONSOLIDATED BALANCE SHEET

                    as of September 30, 1997 and December 31, 1996


ASSETS                                                      LIABILITIES
------                                                      -----------
                               September 30, December 31,                                September 30,        December 31,
                                    1997         1996                                        1997                1996
                               ------------- ------------                               --------------       ------------
Current assets:                                            Current liabilities:
  Cash and cash equivalents...   $13,591,000  $11,174,000     Accounts payable......     $ 7,306,000         $ 3,357,000
  Short term investments......     1,955,000   12,650,000     Dividend payable......         280,000             295,000
  Receivables.................    16,052,000    8,540,000     Accrued compensation
  Prepaid income taxes........       142,000      142,000       and payroll taxes...       2,614,000           2,098,000
  Inventories.................    14,188,000   10,211,000     Income taxes payable..             --               31,000
  Deferred tax asset..........     2,054,000    2,054,000     Other accrued liabilities   11,582,000          12,010,000
                                                                                         -----------          ----------
  Prepayments and other.......     1,211,000    1,192,000
                                 -----------  -----------      Total current liabilities  21,782,000          17,791,000
                                                                                          ----------          -----------
     Total current assets.....    49,193,000   45,963,000
                                 -----------   ----------  Deferred income taxes...        1,979,000           1,952,000
                                                                                           ---------           ---------



                                                           Contingent liabilities (see notes)

                                                           SHAREHOLDERS' EQUITY
                                                           --------------------

                                                           Capital Stock:

                                                              Class A, $1 par value
                                                              Authorized - 7,500,000 Shares
Property, plant and equipment:                                    Issued and outstanding - 2,262,000
                                                                  in 1997 and 2,477,000 in 1996     2,262,000      2,477,000
  Land........................     1,195,000    1,195,000     Class B, $1 par value
  Buildings and improvements..    23,801,000   23,359,000     Authorized - 3,500,000 Shares
  Machinery and equipment.....    18,247,000   17,413,000         Issued and outstanding - 1,736,000
                                  ----------   ----------         in 1997 and 1,746,000 in 1996     1,736,000      1,746,000
                                  43,243,000   41,967,000
                                                           Other capital..................             83,000         83,000

  Less accumulated                                         Retained earnings..............         47,021,000     48,117,000
    depreciation..............    17,573,000   15,764,000                                        ------------    -----------
                                 -----------   ----------
                                  25,670,000   26,203,000  Total shareholder's equity              51,102,000     52,423,000
                                 -----------   ----------                                        ------------    ------------
                                 $74,863,000  $72,166,000                                        $ 74,863,000    $72,166,000
                                 -----------   ----------                                        ------------    ------------
                                 -----------   ----------                                        ------------    ------------

                                          4

                                 LIBERTY HOMES, INC.
                           CONSOLIDATED STATEMENT OF INCOME

                for the three months ended September 30, 1997 and 1996

                                    _______________

                                                          1997         1996
                                                         ------       ------

Net sales                                           $ 43,861,000  $ 45,403,000

Cost of sales                                         39,061,000    39,600,000
                                                    ------------  ------------
  Gross profit                                         4,800,000     5,803,000

Selling, general and administrative
  expenses                                             4,012,000     3,796,000
                                                    ------------  ------------

  Operating income                                       788,000     2,007,000

Interest and other income
   and expense                                           148,000       294,000
                                                    ------------  ------------

  Income before income taxes                             936,000     2,301,000

Income tax expense                                       402,000       937,000
                                                    ------------  ------------

  Net income                                        $    534,000  $  1,364,000
                                                    ------------  ------------
                                                    ------------  ------------

Share income per outstanding Common
  Share                                                     $.13          $.32
                                                           -----         -----
                                                           -----         -----


Weighted average shares
  outstanding                                          3,998,000     4,286,000
                                                    ------------  ------------
                                                    ------------  ------------
Cash dividend per share:

  Class A Common Stock                                      $.07          $.07
                                                           -----         -----
                                                           -----         -----

  Class B Common Stock                                      $.07          $.07
                                                           -----         -----
                                                           -----         -----

                                 LIBERTY HOMES, INC.
                           CONSOLIDATED STATEMENT OF INCOME

                for the nine months ended September 30, 1997 and 1996

                                    ________________

                                                     1997          1996
                                                ------------  ------------
Net sales                                       $125,180,000  $129,605,000

Cost of sales                                    110,766,000   112,781,000
                                                ------------  ------------

  Gross profit                                    14,414,000    16,824,000

Selling, general and
   administrative expenses                        11,933,000    11,780,000
                                                ------------  ------------

  Operating income & expense                       2,481,000     5,044,000

Interest and other income
   and expense                                       613,000     1,390,000(a)
                                                ------------  ------------
  Income before income taxes                       3,094,000     6,434,000

Income tax expense                                 1,248,000     2,573,000
                                                ------------  ------------

  Net income                                    $  1,846,000    $3,861,000(a)
                                                ------------  ------------
                                                ------------  ------------
Share income per outstanding Common
  Share                                                 $.45      $.89  (a)
                                                       -----     -----
                                                       -----     -----
Weighted average shares
  outstanding                                      4,115,000     4,315,000
                                                ------------  ------------
                                                ------------  ------------

Cash dividend per share:

  Class A Common Stock                                  $.21       $.21
                                                       -----       -----
                                                       -----       -----
  Class B Common Stock                                  $.21       $.21
                                                       -----       -----
                                                       -----       -----


(a) Includes a $565,000 pretax gain on sale of an idle facility in other income which results in $345,000 of net income after tax or $.08 per share during the second quarter of 1997.

                                 LIBERTY HOMES, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                for the nine months ended September 30, 1997 and 1996
                                   _______________

                                                         1997           1996
                                                         ----          -----
Cash flows from operating activities:
  Net income                                           1,846,000   $ 3,861,000
  Adjustment to reconcile net income
   to net cash used in operating activities -
     Depreciation                                      1,809,000     1,490,000
     Gain on sale of idle facility                            --      (565,000)
     Deferred income taxes                                27,000       (54,000)

  Changes in assets and liabilities:
     Receivables                                      (7,512,000)   (6,167,000)
     Prepaid income taxes                                   --        (182,000)
     Inventories                                      (3,977,000)     (833,000)
     Prepayments and other                               (19,000)      (90,000)
     Accounts payable                                  3,949,000     4,100,000
     Accrued liabilities                                  88,000       383,000
     Income taxes payable                                (31,000)     (236,000)
     Dividends payable                                   (15,000)       (6,000)
                                                       -----------  ----------
Net cash provided by (used in) operating activities   (3,835,000)    1,701,000
                                                      -----------   ----------
Cash flows provided by (used in)
  investing activities -
  Proceeds from sale of idle facility                       --       1,029,000
  Additions to property, plant
    and equipment                                     (1,276,000)   (4,576,000)
  Redemption (purchase) of short-term
    investments                                       10,695,000     1,950,000
                                                      -----------    ----------
Net cash provided by (used in) investing activities    9,419,000    (1,597,000)
                                                      -----------    ----------
Cash flows used in financing activities -
  Cash dividends paid                                   (853,000)     (901,000)
  Retirement of common stock                          (2,314,000)   (1,115,000)
                                                      -----------    ----------
Net cash used in financing activities                 (3,167,000)   (2,016,000)
                                                      -----------    ----------
Net increase (decrease)in cash and
  cash equivalents                                     2,417,000    (1,912,000)

Cash and cash equivalents at beginning
  of period                                           11,174,000    10,257,000
                                                     -----------    ----------
Cash and cash equivalents at
  end of period                                      $13,591,000   $ 8,345,000
                                                     -----------    ----------
                                                     -----------    ----------
Supplemental disclosures of cash flow
  information - cash paid during
  the period for income taxes                        $ 1,170,000   $ 3,045,000
                                                     -----------    ----------
                                                     -----------    ----------
                                         7

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHORT TERM INVESTMENTS:

    Short term investments consist primarily of certificates of deposits with original maturities greater than 90 days.


INVENTORIES:

    Inventories, consisting primarily of raw materials, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.


CONTINGENT LIABILITIES:

Repurchase Obligations

    The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default. The Company's exposure to loss under such agreements is reduced by the resale of the repurchased home. The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of September 30, 1997 will not have a significant impact on the financial condition of the Company.

Other Contingencies

    Letters of Credit totaling $3,325,000 have been issued to the Company's insurance carriers who have underwritten the Company's insurance programs.


REVENUE RECOGNITION:

    The Company recognizes revenue when the product is shipped to independent dealers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    Cash, cash equivalents and short term investments as of September 30, 1997 and December 31, 1996 were $15,546,000 and $23,824,000, respectively. Working capital as of September 30, 1997 and December 31, 1996 was $27,411,000 and $28,172,000, respectively. The decrease of these items has been caused by accounts receivable and inventory increases as the Company's operations expand over the normal year end base, and by the funding of various property, plant and equipment projects. Also during the nine months ended September 30, 1997 at a cost of $2,314,000, the Company repurchased a total of 225,000 shares of common stock under the program initiated in 1994 and subsequently amended to acquire up to 600,000 shares of its common stock.

    Net sales for the third quarter of 1997 were $43,861,000, a decrease of $1,542,000 from the same quarter of 1996. The Company's unit volume and sales during the 1997 quarter followed the national market trend and was down. Net income for the quarter ended September 30, 1997 was $534,000 which was a $830,000 decrease from the same quarter of 1996. The decrease in net income is the result of increased costs at the new Alabama plant, a decrease in Company net sales and a decrease in interest income.

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

                        PART II - OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
EXHIBIT 27.  FINANCIAL DATA SCHEDULE

    No reports on Form 8-K for July, August or September, 1997 have been filed.

                                 SIGNATURE
                                 ---------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LIBERTY HOMES, INC.
                                     ---------------------
                                          Registrant





                                  By /s/  MARC A. DOSMANN
                                     ---------------------
                                     Marc A. Dosmann
                                     Vice President -
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)



Dated   November 14, 1997
        -----------------