Form 10-K405
period 1997-12-31
LIBERTY HOMES INC
filed 1998-03-30
CIK 59240

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549

                                  Form 10-K
(Mark One)
  X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---         OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---         OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                FOR THE TRANSITION PERIOD FROM ________ TO _______.

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

Securities registered pursuant to Section 12 (g) of the Act:

                                                Name of each Exchange
      Title of each Class                        on which registered
      -------------------                       ---------------------
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

As of March 13, 1998, the aggregate market value of the voting Common Stock Class B, held by nonaffiliates (based upon the average bid and ask prices on such date) was approximately $2,748,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                  Shares of Outstanding
             Class                                  at March 13, 1998
             -----                                  -----------------
Class A Common Stock, $1,00 par value                    2,257,096

Class B Common Stock, $1.00 par value                    1,730,759


The Exhibit Index is located on page 14.

                                        PART I

ITEM 1.  BUSINESS

     Liberty Homes, Inc. (the "Company") was organized as an Indiana corporation in 1970 as the successor to a business founded in 1941. The Company designs, manufactures and sells at wholesale throughout most of the United States a broad line of manufactured homes under various trade names. Constructed on a wheel-mounted under-carriage, a manufactured home is a relocatable factory-built dwelling which, when moved to a location, properly set up and connected to utilities, provides permanent housing. A manufactured home may also consist of two or more units which are moved separately and when securely joined together are called multi-sectional housing.

     A manufactured home is to be distinguished from a travel trailer, motor home or other recreational vehicle which is generally used for living accommodations during relatively short periods, primarily for vacation and recreational purposes.

     The Company's typical manufactured home contains a living room, dining area, kitchen equipped with range and refrigerator, two, three, four or five bedrooms, and one or more baths complete with tub and/or shower, flush toilet and lavatory. The homes are equipped with central heating, carpeting, a choice of coordinated colors and interior decoration, and a wide range of floor plans. Single section homes are 12, 14, 15 or 16 feet wide and vary in overall length from 36 to 80 feet (including about 4 feet for the hitch). Multi-section homes are two or more 12, 14, 15 or 16 foot wide sections, with overall lengths ranging from 36 to 80 feet (including about 4 feet for the hitch).

     The Company utilizes assembly line techniques in the production of its homes. Lumber for walls, roofs, ceilings and floors, steel, wood or vinyl siding, ceiling materials, windows, furniture, electrical and plumbing fixtures, and many other items are purchased from numerous suppliers for fabrication or assembly. Sources of material are readily available and the Company is not dependent upon any particular supplier for its raw materials or component parts.

     The Company sells its products to numerous independent dealers, most of whom also sell competing products. In the year ended December 31, 1997, the Company's largest dealer accounted for approximately three percent of the Company's sales. The Company generally manufactures its homes only after receipt of orders from its dealers, and sales backlogs in the manufactured housing industry are traditionally short.

     Retail prices for the Company's single section homes typically range from approximately $29,000 to $50,000 and from approximately $25,000 to $80,000 for multi-sections. The Company's homes generally fall within the lower price range of the industry.

     Manufactured homes were sold by the Company during 1997 to dealers in most of the continental United States. Transportation charges from the point of manufacture to the dealer are an important factor in the cost of a manufactured home and often influence a dealer's preference for similar products. In general, most retail outlets are located within a 500 mile radius of the manufacturing facility serving the dealer.

     In each of the geographical areas in which the Company operates, it faces direct competition from other manufacturers, some of whom are larger than the Company and possess greater financial resources. This group of competitors consists of manufacturers who compete with the Company on a national level as well as many others who are only regional in scope. According to data from the National Conference of States on Building Codes and Standards (NCSBCS) at the end of 1997, there were 89 companies operating 323 facilities producing manufactured housing in the United States. Due to transportation complexities, none of the Company's products, and very little of the industry's product, is shipped outside the United States. Since the manufactured homes sold by the Company are a form of housing, changes in factors which influence the national housing market usually affect the Company's business, either beneficially or adversely.

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

     During 1997, the Company formed Gipper Development Company, LLC, a majority owned entity, which is developing a manufactured housing community in Northern Indiana. The development includes only homes manufactured by the Company.

     In 1994, the Company formed Waverlee Homes, Inc., a majority owned subsidiary, which operates production facilities in Hamilton and Tuscumbia, Alabama. This operation incorporates many state-of-the-art manufacturing concepts and enhances the Company's ability to serve the market in the South Central United States.

     In 1988, the Company's wholly-owned subsidiary, Irish Homes, Inc., commenced operations to develop subdivisions using the Company's manufactured homes. The homes located within subdivisions include a garage and are placed on a foundation with landscaping, concrete and other work, performed on site by independent contractors.

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

     Dealers who purchase from the Company generally obtain inventory financing from financial institutions (usually banks or finance companies) on a "floor plan" basis whereby the financial institution obtains a lien upon, or title to, all or part of a dealer's inventory. To assist dealers in obtaining such financing, the Company, in accordance with trade practice, generally enters into repurchase agreements with lending institutions whereby the Company, during the period (generally not in excess of one year) pending sale to a retail customer, agrees to repurchase a home so financed in the event of the dealer's default and subsequent inability to repay the amount borrowed from the financial institution. In the event of repurchase, the Company will experience a loss if the repurchase price paid to the financial institution plus any related costs of repossession (e.g., freight, repairs) exceed the proceeds received by the Company from resale of the home repurchased. The Company's losses under these dealer repurchase agreements were not significant for 1997,

1996 and 1995.

     Retail customers often finance their purchases with funds borrowed from banks, finance companies and savings and loan associations. Such retail finance arrangements sometimes call for an effective interest rate slightly higher than that imposed for conventional home mortgage financing.

     In 1990, the Company formed a wholly-owned subsidiary, Arcadian Financial Services, Inc., to operate as a mortgage loan broker. After six years of operation, the Company decided to close Arcadian during 1996. All mortgages written during the period of operation have been sold to secondary financial markets, servicing released.

EMPLOYEES

     As of March 13, 1998, the Company had approximately 1,300 full-time employees.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders for the three months ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's 1997 Annual Report to Shareholders is an exhibit of this filing. The information under the caption "Capital Stock" of the report is incorporated by reference as Item 5 of this filing.

ITEM 6. SELECTED FINANCIAL DATA.

     The Company's 1997 Annual Report to Shareholders is an exhibit of this filing. The information under the caption "Selected Financial Data" of the report is incorporated by reference as Item 6 of this filing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company's 1997 Annual Report to Stockholders is an exhibit of this filing. The information contained in this report under the title
Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated by reference as Item 7 of this filing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's 1997 Annual Report to Stockholders is an exhibit of this filing. The information contained in the 1997, 1996 and 1995 consolidated financial statements and footnotes thereto, together with the report thereon of Crowe Chizek and Company LLP dated February 9, 1998, is incorporated by reference as Item 8 of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Edward J. Hussey, age 80, has been President, Chairman of the Board and a Director of the Company (or it predecessors) since 1960, and is the father of Edward Joseph Hussey and Michael F. Hussey.

     Edward Joseph Hussey, age 50, is an attorney and a son of Edward J. Hussey. He has been a Director of the Company since 1981, Secretary of the Company since 1985 and was named Vice President of the Company in 1990. In September, 1987, he began employment with the Company on a full time basis. Since 1975, he has been associated with the law firm of Hodges &

Davis P.C., where he is still a shareholder.

     Michael F. Hussey, age 41, has been employed by the Company since 1980. He was named Vice President of Finance in 1984 and became a Director in 1988. He is the son of Edward J. Hussey.

     David M. Huffine, age 49, has been a Director of the Company since 1988. He has also held the position of President of I.M. Homes, Inc., Rocky Ford, Colorado since 1997. Prior thereto, he was President of Sky View Homes, Inc., Chairman of the Board of Rampart Investigations, and Vice President of Calumet Securities Corporation.

     Mitchell Day, age 42, has been a Director since 1995. He has also been President of Day Equipment Corporation, Goshen, Indiana since 1984.

     Ralph D. Ray, age 65, has been employed in various management positions with the Company for 29 years. He has been Treasurer of the Company since 1984.

     Dorothy L. Peterson, age 86, has been employed with the Company since 1952. She was appointed Assistant Treasurer in 1985.

     Marc A. Dosmann, age 45, joined the Company in February, 1995 as Vice President and Chief Financial Officer. From January, 1990 to February, 1995, he was Corporate Controller of Leer, Inc.

     Bruce A. McMillan, age 46, has served the Company in various capacities for 24 years. He was appointed to the position of Vice President of Sales in 1994.

     Ronald Atkins, age 47, has served the Company in manufacturing and purchasing functions since 1981. During 1996, he was appointed to the position of Vice President of Purchasing.

     Brian L. Christner, age 38, joined the Company in December 1994 as Controller. Previously he was Controller at Life Treatment Centers, Inc.

ITEM 11. EXECUTIVE COMPENSATION.

     The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998 includes information under the caption "Executive Compensation (SUMMARY COMPENSATION TABLE) and under the caption "Shareholder Return Performance" (PERFORMANCE GRAPHS). Those sections are exhibits of this filing and are incorporated by reference as Item 11 of this filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998 includes information regarding SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. This section is an exhibit of this filing and is incorporated by reference as Item 12 of this filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In 1997, The Company sold its product to I.M. Homes, Inc., Rocky Ford, Colorado. I.M. Homes is owned by David M. Huffine, a director of the Company. Sales by the Company to I.M. Homes were arms length transactions and represent less than one percent of the Company's sales.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)3. EXHIBITS

     The exhibits filed with this Form 10-K are listed in the exhibit index located on page 17.

     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 1997.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Liberty Homes, Inc.
                                       (Registrant)


March 26, 1998                         By: /s/ Marc A. Dosmann
                                          ------------------------------------
                                       Marc A. Dosmann
                                       Vice President - CFO
                                       (Principal Financial and
                                       Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward J. Hussey                   President, Director, Chairman
-----------------------------          of the Board of Directors
Edward J. Hussey                       (Principal Executive Officer)
                                       March 26, 1998

/s/ Edward Joseph Hussey               Director, Vice President,
-----------------------------          Secretary & Assistant Treasurer
Edward Joseph Hussey                   March 26, 1998


/s/ Michael F. Hussey                  Director and Vice President - Finance
-----------------------------          March 26, 1998
Michael F. Hussey

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




                          EXHIBIT INDEX - CONTINUED

                                                                     Pages
                                                                     -----
 13       Annual Report to Shareholders for 1997                       16
          (Except for those portions of this report which
          are expressly incorporated by reference in this
          Form 10-K, the information contained in such
          1997 Annual Report to Shareholders is not deemed
          "filed" as part of this Form 10-K).

 21       List of Subsidiaries                                         32

 27       Financial Data Schedule                                      33

 99(a)    Executive Compensation - SUMMARY COMPENSATION
          TABLE                                                        34

 99(b)    Shareholder Return Performance - PERFORMANCE
          GRAPH                                                        35

 99(c)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS                                                       36

 *  Incorporated by reference