Form 10-Q
period 1998-03-31
LIBERTY HOMES INC
filed 1998-05-14
CIK 59240

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC  20549

(Mark One)
  X                  Quarterly Report Pursuant to Section 13 or
 ---                15(d) of the Securities Exchange Act of 1934
                   For the quarterly period ended March 31, 1998.

                                       - or -

                    Transition Report Pursuant to Section 13 or
 ---                15(d) of the Securities Exchange Act of 1934
                 For the Transition Period From ________ to _______.


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

                                   (219) 533-0431
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                             Yes  X    No
                                                                   ---      ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                        Shares of Outstanding
            Class                           at May 1, 1998
            -----                           --------------
Class A Common Stock, $1.00 par value          2,257,096

Class B Common Stock, $1.00 par value          1,730,759

                                       1 of 10

                                        INDEX

PART I - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
-------------------------------------------------------
                                                                      PAGES
                                                                      -----

General                                                                3

Item 1.   Consolidated Financial Statements -
             Liberty Homes, Inc.

          Consolidated Balance Sheet, as of
            March 31, 1998 and December 31, 1997                       4

          Consolidated Statement of Income, for the
            three months ended March 31, 1998
            and 1997                                                   5

          Consolidated Statement of Cash Flows for the
            three months ended March 31, 1998
            and 1997                                                   6

          Notes to Consolidated Financial Statements                   7

Item 2.   Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations                                       8-9


PART II - OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                              9

          Signature                                                     10

                    PART I - CONSOLIDATED FINANCIAL INFORMATION
                    -------------------------------------------

GENERAL
-------

     The consolidated financial statements and footnotes thereto listed in the Index on page 2 of this report have been prepared using generally accepted accounting principles applied on a basis consistent with 1997. The results of operations for the interim period presented are not necessarily indicative of results to be expected for the year. The information included in this report has not been examined prior to filing by an independent public accountant, and is therefore, subject to any adjustments which may result from the year-end examination of the Company's financial statements. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.

                               LIBERTY HOMES, INC.

                            CONSOLIDATED BALANCE SHEET

                     as of March 31, 1998 and December 31, 1997



ASSETS                                                               LIABILITIES

                                           March 31,    December 31,                                        March 31,  December 31,
                                             1998          1997                                               1998        1997
                                             ----          ----                                               ----        ----
  Current assets:                                                     Current liabilities:
     Cash and cash equivalents.......    $11,093,000    $15,797,000      Accounts payable..............   $ 7,023,000   $ 2,340,000
     Short term investments..........        300,000      5,250,000      Dividend payable..............       279,000       279,000
     Receivables.....................     15,483,000      8,303,000      Accrued compensation
     Inventories.....................     14,638,000     11,982,000       and payroll taxes............     2,808,000     2,276,000
     Deferred tax asset..............      2,206,000      2,206,000      Income taxes payable..........            --       170,000
     Prepayments and other...........      1,553,000      1,450,000      Other accrued liabilities.....     7,543,000    12,302,000
                                         -----------    -----------                                       -----------   -----------
       Total current assets..........     45,273,000     44,988,000        Total current liabilities...    17,653,000    17,367,000
                                         -----------    -----------                                       -----------   -----------
                                                                      Deferred income taxes............     2,102,000     2,154,000
                                                                                                          -----------   -----------
                                                                      Contingent liabilities (see notes)


                                                                     SHAREHOLDERS' EQUITY

                                                                      Capital Stock:

                                                                         Class A, $1 par value
                                                                           Authorized-7,500,000 Shares
  Property, plant and equipment:                                             Issued & outstanding-2,257,000
                                                                             in 1998 & 2,262,000 in 1997    2,257,000     2,262,000
     Land............................      1,323,000      1,280,000      Class B, $1 par value
     Buildings and improvements......     25,524,000     24,921,000        Authorized-3,500,000 Shares
     Machinery and equipment.........     18,644,000     18,463,000          Issued & outstanding-1,731,000
                                         -----------    -----------          in 1998 & 1,731,000 in 1997    1,731,000     1,731,000
                                          45,491,000     44,664,000
                                                                      Other capital....................        83,000        83,000

  Less accumulated                                                    Retained earnings................    48,140,000    47,885,000
    depreciation.....................     18,798,000     18,170,000                                       -----------   -----------
                                         -----------    -----------
                                          26,693,000     26,494,000                                        52,211,000    51,961,000
                                         -----------    -----------                                       -----------   -----------
                                         $71,966,000    $71,482,000                                       $71,966,000   $71,482,000
                                         -----------    -----------                                       -----------   -----------
                                         -----------    -----------                                       -----------   -----------

                                 LIBERTY HOMES, INC.
                           CONSOLIDATED STATEMENT OF INCOME

                  for the three months ended March 31, 1998 and 1997

                                     ____________


                                           1998                1997
                                           ----                ----

Net sales                              $42,886,000         $35,131,000

Cost of sales                           37,546,000          31,324,000
                                       -----------         -----------
  Gross profit                           5,340,000           3,807,000

Selling, general and administrative
  expenses                               4,542,000           3,726,000
                                       -----------         -----------
  Operating income                         798,000              81,000

Interest and other income                  193,000             290,000
                                       -----------         -----------
  Income before income taxes               991,000             371,000

Income tax expense                         411,000             127,000
                                       -----------         -----------
  Net income                           $   580,000         $   244,000
                                       -----------         -----------
                                       -----------         -----------

Share income per outstanding Common
  Share                                       $.15                $.06
                                       -----------         -----------
                                       -----------         -----------

Weighted average shares outstanding      3,990,000           4,211,000
                                       -----------         -----------
                                       -----------         -----------

Cash dividend per share:

  Class A Common Stock                        $.07                $.07
                                       -----------         -----------
                                       -----------         -----------

  Class B Common Stock                        $.07                $.07
                                       -----------         -----------
                                       -----------         -----------

                                 LIBERTY HOMES, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                  for the three months ended March 31, 1998 and 1997
                                   _______________


                                                 1998                1997
                                                 ----                ----
Cash flows from operating activities:
  Net income                                 $   580,000        $    244,000
  Adjustment to reconcile net income
     to net cash used in
     operating activities -
     Depreciation                                628,000             602,000
     Deferred income taxes                       (52,000)             18,000

  Changes in assets and liabilities:
   Receivables                                (7,180,000)         (5,097,000)
   Inventories                                (2,656,000)         (4,433,000)
   Prepayments and other                        (103,000)           (732,000)
   Accounts payable                            4,683,000           3,847,000
   Other current liabilities                  (4,227,000)         (5,525,000)
   Income taxes payable                         (170,000)            (31,000)
                                             -----------        ------------
Net cash used in operating activities         (8,497,000)        (11,107,000)
                                             -----------        ------------
Cash flows provided by (used in)
  investing activities -
  Additions to property, plant
        and equipment                           (827,000)           (955,000)
  Redemption of short-term investments         4,950,000           5,900,000
                                             -----------        ------------
Net cash provided by investing activities      4,123,000           4,945,000
                                             -----------        ------------
Cash flows used in financing activities -
  Cash dividends paid                           (279,000)           (294,000)
  Retirement of common stock                     (51,000)           (269,000)
                                             -----------        ------------
Net cash used in financing activities           (330,000)           (563,000)
                                             -----------        ------------
Net decrease in cash and cash equivalents     (4,704,000)         (6,725,000)

Cash and cash equivalents at beginning
  of period                                   15,797,000          11,174,000
                                             -----------        ------------
Cash and cash equivalents at
  end of period                              $11,093,000         $ 4,449,000
                                             -----------        ------------
                                             -----------        ------------

Supplemental disclosures of cash flow
  information - cash paid during
  the period for income taxes                $   700,000         $   821,000
                                             -----------        ------------
                                             -----------        ------------

                               OTHER INFORMATION

SHORT TERM INVESTMENTS:

     Short term investments consist primarily of certificates of deposits with original maturities greater than 90 days.

INVENTORIES:

     Inventories, consisting primarily of raw materials, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

CONTINGENT LIABILITIES:

     Repurchase Obligations

     The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default. The Company's exposure to loss under such agreements is reduced by the resale of the repurchased home. The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of March 31, 1998 will not have a significant impact on the financial condition of the Company.

     Other Contingencies

     Letters of Credit totaling $3,325,000 have been issued to the Company's insurance carriers who have underwritten the Company's insurance programs.

REVENUE RECOGNITION:

     The Company recognizes revenue when the product is shipped to independent dealers.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     Cash, cash equivalents and short term investments as of March 31, 1998 and December 31, 1997 were $11,393,000 and $21,047,000, respectively.
Working capital as of March 31, 1998 and December 31, 1997 was $27,620,000 and $27,621,000, respectively. The decrease of cash has been caused by accounts receivable and inventory increases as the Company's operations expand over the normal year end base, the payment of 1997 dealer volume incentive programs, and by the funding of various property, plant and equipment projects. Also during the three months ended March 31, 1998, at a cost of $51,000, the Company repurchased a total of 5,200 shares of common stock under the program initiated in 1994 to acquire up to 700,000 shares of its common stock.

     Net sales for the first quarter of 1998 were $42,886,000, an increase of $7,755,000 from the same quarter of 1997. Net income for the quarter was $580,000, which was a $336,000 increase from the same quarter of 1997. Improvements in both revenue and net income were primarily the result of increased home shipments. Also, in the first quarter of 1997, start-up costs of the Tuscumbia, Alabama plant had a negative inpact on income.

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

                             PART II - OTHER INFORMATION
                             ---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------    --------------------------------

     No exhibits are filed as part of this report, and no reports on Form 8-K for January, February or March, 1998 have been filed.

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 LIBERTY HOMES, INC.
                                        --------------------------------------
                                                     Registrant





                                       By  /s/
                                         -------------------------------------
                                         Marc A. Dosmann
                                         Vice President -
                                         (Principal Financial and
                                         Accounting Officer)




Dated    May 15, 1998
      ------------------