Form 10-Q
period 1998-06-30
LIBERTY HOMES INC
filed 1998-08-13
CIK 59240

                                      FORM 10-Q


                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC  20549


(Mark One)
     X                Quarterly Report Pursuant to Section 13 or
---------            15(d) of the Securities Exchange Act of 1934
                     For the quarterly period ended June 30, 1998.

                                       - or -

---------             Transition Report Pursuant to Section 13 or
                      15(d) of the Securities Exchange Act of 1934
                   For the Transition Period From ________ to _______.

                           COMMISSION FILE NUMBER 0-5555
                                LIBERTY HOMES, INC.
               (Exact name of registrant as specified in its charter)

       INDIANA                                          35-1174256
(State of Incorporation)                      (IRS Employer Identification No.)


     P.O. BOX 35, GOSHEN, INDIANA                          46527
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

                                           Shares of Outstanding
                                           Class at July 24, 1998
                                           ----------------------
Class A Common Stock, $1.00 par value           2,233,896

Class B Common Stock, $1.00 par value           1,730,759

                                       INDEX

PART I - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)                   PAGES

General                                                                     3

Item 1.   Consolidated Financial Statements -
               Liberty Homes, Inc.

          Consolidated Balance Sheet, as of
            June 30, 1998 and December 31, 1997                             4

          Consolidated Statement of Income, for the
            three months ended June 30, 1998
            and 1997                                                        5

          Consolidated Statement of Income, for the
            six months ended June 30, 1998
               and 1997                                                     6

          Consolidated Statement of Cash Flows for the
            six months ended June 30, 1998 and 1997                         7

          Notes to Consolidated Financial Statements                        8

Item 2.   Management's Discussion and Analysis
               of Financial Condition and
               Results of Operations                                      9-10


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 10

Signature                                                                  11

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

                              LIBERTY HOMES, INC.

                          CONSOLIDATED BALANCE SHEET

                  as of June 30, 1998 and December 31, 1997

                                          June 30,       December 31,
ASSETS                                      1998            1997
                                            ----            ----
Current assets:
  Cash and cash equivalents              $10,213,000     $15,797,000
  Short term investments                   5,300,000       5,250,000
  Receivables                             14,341,000       8,303,000
  Inventories                             14,237,000      11,982,000
  Deferred tax asset                       2,206,000       2,206,000
  Prepayments and other                    1,566,000       1,450,000
                                         -----------     -----------
     Total current assets                 47,863,000      44,988,000

Property, plant and equipment:
  Land                                     1,524,000       1,280,000
  Buildings and improvements              25,788,000      24,921,000
  Machinery and equipment                 19,264,000      18,463,000
                                         -----------     -----------
                                          46,576,000      44,664,000
                                         -----------     -----------
Less accumulated depreciation             19,524,000      18,170,000
                                         -----------     -----------
                                          27,052,000      26,494,000
                                         -----------     -----------
                                         $74,915,000     $71,482,000
                                         -----------     -----------
                                         -----------     -----------
LIABILITIES

Current liabilities:
  Accounts payable                       $ 5,681,000     $ 2,340,000
  Dividend payable                           279,000         279,000
  Accrued compensation
    and payroll taxes                      2,989,000       2,276,000
  Income taxes payable                       517,000         170,000
  Other accrued liabilities               10,363,000      12,302,000
                                         -----------     -----------
    Total current liabilities             19,829,000      17,367,000
                                         -----------     -----------
  Deferred income taxes                    2,102,000       2,154,000
                                         -----------     -----------
  Contingent liabilities (see notes)

SHAREHOLDERS' EQUITY

Capital Stock:
  Class A, $1 par value
    Authorized - 7,500,000 Shares
     issued & outstanding - 2,234,000
     in 1998 & 2,262,000 in 1997           2,234,000       2,262,000

  Class B, $1 par value
    Authorized - 3,500,000 Shares
     issued & outstanding - 1,731,000
     in 1998 & 1,731,000 in 1997           1,731,000       1,731,000
Other capital                                 83,000          83,000
Retained earnings                         48,936,000      47,885,000
                                         -----------     -----------
                                          52,984,000      51,961,000
                                         -----------     -----------
                                         $74,915,000     $71,482,000
                                         -----------     -----------
                                         -----------     -----------

                              LIBERTY HOMES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                 for the three months ended June 30, 1998 and 1997

                                               1998                  1997
                                               ----                  ----
Net sales                                   $46,320,000           $46,188,000

Cost of sales                                39,504,000            40,381,000
                                            -----------           -----------

   Gross profit                               6,816,000             5,807,000

Selling, general and administrative
   expenses                                   4,724,000             4,195,000
                                            -----------           -----------

   Operating income                           2,092,000             1,612,000

Interest and other income                       160,000               175,000
                                            -----------           -----------

   Income before income taxes                 2,252,000             1,787,000

Income tax expense                              926,000               719,000
                                            -----------           -----------

   Net income                               $ 1,326,000           $ 1,068,000
                                            -----------           -----------
                                            -----------           -----------

Share income per outstanding Common
   Share                                           $.34                  $.26
                                            -----------           -----------
                                            -----------           -----------

Weighted average shares outstanding           3,946,000             4,138,000
                                            -----------           -----------
                                            -----------           -----------

Cash dividend per share:
   Class A Common Stock                            $.07                  $.07
                                            -----------           -----------
                                            -----------           -----------

   Class B Common Stock                           $.07                   $.07
                                            -----------           -----------
                                            -----------           -----------

                              LIBERTY HOMES, INC.
                        CONSOLIDATED STATEMENT OF INCOME

                  for the six months ended June 30, 1998 and 1997

                                             1998                 1997
                                             ----                 ----
Net sales                                 $89,206,000          $81,319,000

Cost of sales                              77,050,000           71,705,000
                                          -----------          -----------
   Gross profit                            12,156,000            9,614,000

Selling, general and administrative
   expenses                                 9,266,000            7,921,000
                                          -----------          -----------

   Operating income                         2,890,000            1,693,000

Interest and other income                     353,000              465,000
                                          -----------          -----------

   Income before income taxes               3,243,000            2,158,000

Income tax expense                          1,337,000              846,000
                                          -----------          -----------

   Net income                             $ 1,906,000          $ 1,312,000
                                          -----------          -----------
                                          -----------          -----------

Share income per outstanding Common
   Share                                         $.48                 $.31
                                          -----------          -----------
                                          -----------          -----------

Weighted average shares outstanding         3,988,000            4,175,000
                                          -----------          -----------
                                          -----------          -----------
Cash dividend per share:
   Class A Common Stock                          $.14                 $.14
                                          -----------          -----------
                                          -----------          -----------

   Class B Common Stock                          $.14                 $.14
                                          -----------          -----------
                                          -----------          -----------

                              LIBERTY HOMES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997

                                                                1998            1997
                                                                ----            ----
Cash flows from operating activities:
   Net income                                               $ 1,906,000     $ 1,312,000
   Adjustment to reconcile net income
     to net cash used in operating activities -
     Depreciation                                             1,354,000       1,143,000
     Deferred income taxes                                      (52,000)         18,000
   Changes in assets and liabilities:
     Receivables                                             (6,038,000)     (6,256,000)
     Income taxes payable                                       347,000         (31,000)
     Inventories                                             (2,255,000)     (2,032,000)
     Prepayments and other                                     (116,000)       (107,000)
     Trade accounts payable                                   3,341,000       2,765,000
     Other liabilities                                       (1,226,000)     (2,953,000)
     Dividends payable                                           --             (15,000)
                                                            -----------     -----------
Net cash used in operating activities                        (2,739,000)     (6,156,000)
                                                            -----------     -----------
Cash flows provided by (used in) investing activities -
     Additions to property, plant and equipment              (1,912,000)     (1,056,000)
     Redemption of (invested in) short-term investments         (50,000)     11,900,000
                                                            -----------     -----------
Net cash provided by (used in) investing activities          (1,962,000)     10,844,000
                                                            -----------     -----------
Cash flows used in financing activities -
     Cash dividends paid                                       (558,000)       (573,000)
     Retirement of common stock                                (325,000)     (2,314,000)
                                                            -----------     -----------
Net cash used in financing activities                          (883,000)     (2,887,000)
                                                            -----------     -----------
Net increase (decrease) in cash and
   cash equivalents                                          (5,584,000)      1,801,000
Cash and cash equivalents at beginning
   of period                                                 15,797,000      11,174,000
                                                            -----------     -----------
Cash and cash equivalents at
   end of period                                            $10,213,000     $12,975,000
                                                            -----------     -----------
                                                            -----------     -----------
Supplemental disclosures of cash flow
   information - cash paid during
   the period for income taxes                              $ 1,070,000     $   831,000
                                                            -----------     -----------
                                                            -----------     -----------

                                OTHER INFORMATION

SHORT TERM INVESTMENTS:

          Short-term investments consist primarily of certificates of deposits with original maturities greater than 90 days.

INVENTORIES:

          Inventories, consisting primarily of raw materials, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.



CONTINGENT LIABILITIES:

Repurchase Obligations

          The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default. The Company's exposure to loss under such agreements is reduced by the resale of the repurchased home. The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of June 30, 1998 will not have a significant impact on the financial condition of the Company.


Other Contingencies

          Letters of Credit totaling $3,325,000 have been issued to the Company's insurance carriers who have underwritten the Company's insurance programs.

REVENUE RECOGNITION:

          The Company recognizes revenue when the product is shipped to independent dealers.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Cash, cash equivalents and short term investments as of June 30, 1998 and December 31, 1997 were $15,513,000 and $21,047,000, respectively. Working capital as of June 30, 1998 and December 31, 1997 was $28,034,000 and $27,621,000, respectively. The decrease of cash, cash equivalents and short term investments has been caused by accounts receivable and inventory increases as the Company's operations expand over the normal year end base, and by the funding of various property, plant and equipment projects. Also during the six months ended June 30, 1998, the Company repurchased a total of 28,000 shares of common stock under the program initiated in 1994 and subsequently amended to acquire up to 700,000 shares of its common stock.

          Net sales for the second quarter of 1998 were $46,320,000, an increase of $132,000 from the same quarter of 1997. The Company continues to increase the number of multi-section homes it produces and sells. At the same time, single-section home volume has declined. Net income for the quarter ended June 30, 1998 was $1,326,000 which was an increase of $258,000 from the second quarter of 1997. Part of the net income improvement for 1998 results from the elimination of start-up costs incurred during 1997 at the Company's newest plant in Tuscumbia, Alabama. The increase in net income was further aided by manufacturing cost improvements at the Company's other facilities.

These improvements were partially offset by increased selling, general and administrative expenses.

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



                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 Financial Data Schedule

          No reports on Form 8-K for April, May and June 1998 have been filed.

                                   SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LIBERTY HOMES, INC.
                                       ------------------------------
                                           Registrant





                                        By /s/ Marc A. Dosmann
                                          ---------------------------
                                          Marc A. Dosmann
                                          Vice President -
                                          (Principal Financial and
                                          Accounting Officer)



Dated    August 14, 1998