Form 10-Q
period 1998-09-30
LIBERTY HOMES INC
filed 1998-11-13
CIK 59240

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended September 30, 1998.

                                     - or -

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Transition Period From ________ to _______.

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

                                 (219) 533-0431
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                       --    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                Shares of Outstanding
    Class                                        at November 5, 1998
    -----                                       ---------------------
Class A Common Stock, $1.00 par value                2,224,496

Class B Common Stock, $1.00 par value                1,727,559


                                   1 of 11

                                      INDEX

PART I - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)                   PAGES

General                                                                     3

Item 1. Consolidated Financial Statements - Liberty Homes, Inc.

        Consolidated Balance Sheet, as of September 30, 1998 and
             December 31, 1997 4

        Consolidated Statement of Income, for the
             three months ended September 30, 1998
             and 1997                                                       5

        Consolidated Statement of Income, for the
             nine months ended September 30, 1998
             and 1997                                                       6

        Consolidated Statement of Cash Flows for the
             nine months ended September 30, 1998
             and 1997                                                       7

        Notes to Consolidated Financial Statements                          8

Item 2. Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                       9-10


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   10

Signature                                                                  11

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

                               LIBERTY HOMES, INC.
                           CONSOLIDATED BALANCE SHEET
                 as of September 30, 1998 and December 31, 1997

                                               September 30,  December 31,
                                                   1998          1997
                                                   ----          ----
ASSETS
  Current assets:
     Cash and cash equivalents                  $11,829,000   $15,797,000
     Short term investments                       5,300,000     5,250,000
     Receivables                                 16,696,000     8,303,000
     Inventories                                 15,166,000    11,982,000
     Deferred tax asset                           2,206,000     2,206,000
     Prepayments and other                        1,552,000     1,450,000
                                                -----------   -----------
         Total current assets                    52,749,000    44,988,000
                                                -----------   -----------

  Property, plant and equipment:
     Land                                         1,524,000     1,280,000
     Buildings and improvements                  26,064,000    24,921,000
     Machinery and equipment                     19,384,000    18,463,000
                                                -----------   -----------
                                                 46,972,000    44,664,000
                                                -----------   -----------
     Less accumulated depreciation               20,233,000    18,170,000
                                                -----------   -----------
                                                 26,739,000    26,494,000
                                                -----------   -----------
                                                $79,488,000   $71,482,000
                                                -----------   -----------
                                                -----------   -----------

                                               September 30,  December 31,
                                                   1998          1997
                                                   ----          ----
LIABILITIES
  Current liabilities:
     Accounts payable                            $7,653,000    $2,340,000
     Dividend payable                               277,000       279,000
     Accrued compensation
            and payroll taxes                     4,043,000     2,276,000
     Income taxes payable                           386,000       170,000
     Other accrued liabilities                   11,418,000    12,302,000
                                                -----------   -----------
         Total current liabilities               23,777,000    17,367,000
                                                -----------   -----------
  Deferred income taxes                           2,102,000     2,154,000
                                                -----------   -----------
  Contingent liabilities (see notes)

SHAREHOLDER'S EQUITY
  Capital Stock:
    Class A, $1 par value
      Authorized-7,500,000 Shares
         Issued & outstanding-2,224,000
         in 1998 & 2,262,000 in 1997              2,224,000     2,262,000
    Class B, $1 par value
      Authorized-3,500,000 Shares
         Issued & outstanding-1,728,000
         in 1998 & 1,731,000 in 1997              1,728,000     1,731,000

  Other capital                                      83,000        83,000

  Retained earnings                              49,574,000    47,885,000
                                                -----------   -----------
                                                 53,609,000    51,961,000
                                                -----------   -----------
                                                $79,488,000   $71,482,000
                                                -----------   -----------
                                                -----------   -----------

                                     LIBERTY HOMES, INC.
                               CONSOLIDATED STATEMENT OF INCOME

                    for the three months ended September 30, 1998 and 1997

                                         ------------

                                                       1998             1997
                                                       ----             ----
Net sales                                           $48,897,000      $43,861,000

Cost of sales                                        42,464,000       39,061,000
                                                    -----------      -----------

Gross profit                                          6,433,000        4,800,000

Selling, general and administrative
     expenses                                         4,849,000        4,012,000
                                                    -----------      -----------

Operating income                                      1,584,000          788,000

Interest and other income
     and expense                                        180,000          148,000
                                                    -----------      -----------

Income before income taxes                            1,764,000          936,000

Income tax expense                                      702,000          402,000
                                                    -----------      -----------

Net income                                           $1,062,000         $534,000
                                                    -----------      -----------
                                                    -----------      -----------

Share income per outstanding Common
     Share                                                 $.27             $.13
                                                    -----------      -----------
                                                    -----------      -----------

Weighted average shares
     outstanding                                      3,963,000        3,998,000
                                                    -----------      -----------
                                                    -----------      -----------

Cash dividend per share:

Class A Common Stock                                       $.07             $.07
                                                    -----------      -----------
                                                    -----------      -----------
Class B Common Stock                                       $.07             $.07
                                                    -----------      -----------
                                                    -----------      -----------

                               LIBERTY HOMES, INC.
                        CONSOLIDATED STATEMENT OF INCOME

              for the nine months ended September 30, 1998 and 1997

                                  ------------

                                                      1998              1997
                                                      ----              ----
Net sales                                         $138,103,000      $125,180,000

Cost of sales                                      119,514,000       110,766,000
                                                  ------------      ------------

Gross profit                                        18,589,000        14,414,000

Selling, general and
  administrative expenses                           14,115,000        11,933,000
                                                  ------------      ------------

Operating income & expense                           4,474,000         2,481,000

Interest and other income
  and expense                                          533,000           613,000
                                                  ------------      ------------

Income before income taxes                           5,007,000         3,094,000

Income tax expense                                   2,039,000         1,248,000
                                                  ------------      ------------

Net income                                          $2,968,000        $1,846,000
                                                  ------------      ------------
                                                  ------------      ------------

Share income per outstanding Common
  Share                                                   $.75              $.45

Weighted average shares
  outstanding                                        3,979,000         4,115,000
                                                  ------------      ------------
                                                  ------------      ------------

Cash dividend per share:

Class A Common Stock                                      $.21              $.21
                                                  ------------      ------------
                                                  ------------      ------------

Class B Common Stock                                      $.21              $.21
                                                  ------------      ------------
                                                  ------------      ------------

                               LIBERTY HOMES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1998 and 1997
                                 ---------------

                                                             1998            1997
                                                             ----            ----
Cash flows from operating activities:
     Net income                                           $2,968,000      $1,846,000
     Adjustment to reconcile net income
         to net cash used in operating activities -
         Depreciation                                      2,063,000       1,809,000
         Deferred income taxes                               (52,000)         27,000

     Changes in assets and liabilities:
          Receivables                                     (8,393,000)     (7,512,000)
          Inventories                                     (3,184,000)     (3,977,000)
          Prepayments and other                             (102,000)        (19,000)
          Accounts payable                                 5,313,000       3,949,000
          Accrued liabilities                                883,000          88,000
          Income taxes payable                               216,000         (31,000)
          Dividends payable                                   (2,000)        (15,000)
                                                        ------------    ------------

Net cash used in operating activities                       (290,000)     (3,835,000)
                                                        ------------    ------------

Cash flows provided by (used in) investing activities
     Additions to property, plant and equipment           (2,308,000)     (1,276,000)
     Redemption (purchase) of short-term investment          (50,000)     10,695,000
                                                        ------------    ------------


Net cash provided by (used in) investing activities       (2,358,000)      9,419,000
                                                        ------------    ------------

Cash flows used in financing activities -
     Cash dividends paid                                    (833,000)       (853,000)
     Retirement of common stock                             (487,000)     (2,314,000)
                                                        ------------    ------------

Net cash used in financing activities                     (1,320,000)     (3,167,000)
                                                        ------------    ------------

Net increase (decrease)in cash and cash equivalents       (3,968,000)      2,417,000

Cash and cash equivalents at beginning of period          15,797,000      11,174,000
                                                        ------------    ------------

Cash and cash equivalents at end of period               $11,829,000     $13,591,000
                                                        ------------    ------------
                                                        ------------    ------------

Supplemental disclosures of cash flow information
     cash paid during the period for income taxes         $1,925,000      $1,170,000
                                                        ------------    ------------
                                                        ------------    ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SHORT TERM INVESTMENTS:

    Short-term investments consist primarily of certificates of deposits with original maturities greater than 90 days.


INVENTORIES:

    Inventories, consisting primarily of raw materials, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.


CONTINGENT LIABILITIES:

Repurchase Obligations

    The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default. The Company's exposure to loss under such agreements is reduced by the resale of the repurchased home. The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of September 30, 1998 will not have a significant impact on the financial condition of the Company.

Other Contingencies

    Letters of Credit totaling $3,325,000 have been issued to the Company's insurance carriers who have underwritten the Company's insurance programs.


REVENUE RECOGNITION:

    The Company recognizes revenue when the product is shipped to independent dealers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Cash, cash equivalents and short term investments as of September 30, 1998 and December 31, 1997 were $17,129,000 and $21,047,000, respectively.
Working capital as of September 30, 1998 and December 31, 1997 was $28,972,000 and $27,621,000, respectively. The decrease of these items has been caused by accounts receivable and inventory increases as the Company's operations expand over the normal year-end base, and by the funding of various property, plant and equipment projects. Also during the nine months ended September 30, 1998, the Company repurchased a total of 41,000 shares of common stock under the program initiated in 1994 and subsequently amended to acquire up to 700,000 shares of its common stock.
         Net sales for the third quarter of 1998 were $48,897,000, an increase of $5,036,000 over the same quarter of 1997. The product mix sold by the Company follows the industry trend. Multi-section home sales increased during the quarter, while at the same time, single-section home volume declined. Total unit volume was higher. Net income for the quarter ended September 30, 1998 was $1,062,000 which was a $528,000 increase from the same quarter of 1997. Net income improved primarily as a result of increased gross profit. The gains in gross profit reflect the Company's higher volume of sales and improved production efficiency. As sales backlogs in the manufactured housing industry are traditionally short and as dealer inventories do not normally fluctuate substantially, the orders that the Company receives are indicative of the day-to-day retail sales activity of its products. Any changes affecting the desire or ability of retail customers to purchase, such as cost, availability of credit and unemployment, have an immediate effect on the Company's operations.





                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 27.  FINANCIAL DATA SCHEDULE
        No reports on Form 8-K for July, August or September, 1998 have been filed.

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


                                        LIBERTY HOMES, INC.
                                      -------------------------------
                                            Registrant





                                 By /s/  MARC A. DOSMANN
                                    ---------------------------------
                                 Marc A. Dosmann
                                 Vice President - Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)



Dated:  November 13, 1998