Form 10-Q/A
period 1998-09-30
LIBERTY HOMES INC
filed 1999-01-20
CIK 59240

                                     FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                           Yes  /X/    No / /

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

                                    1 of 5

The following, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, is revised.


Liquidity and Capital Resources

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


Results of Operations

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

Outlook and Risk Factors

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


Year 2000

     Liberty Homes employs several electronic data processing (EDP) systems for administrative and reporting purposes. In 1995, the Company began a process to analyze the need to enhance its systems to accommodate planned growth of the Company and to meet additional management information needs. As the Company determined the systems it wished to enhance, it also discovered the need to ensure all of its systems were able to handle year 2000 dates. This Year 2000
(Y2K) compliance issue then became a part of the Company's EDP enhancement program. In March of 1996, the Company contracted for an overall upgrade of its EDP system which, among many things would provide Y2K compliance for a substantial portion of its EDP systems. This project is well on the way to completion.

     Additionally, the Company has tested and upgraded all of its information and communication systems hardware for Y2K compliance, installed software updates containing Y2K compliance code and initiated projects to bring internally developed systems into Y2K compliance. Overall, the Company plans to be done with all of its Y2K compliance efforts by July 1, 1999. Because of the positive results of its remediation efforts to date, the Company does not have a contingency plan, nor does it intend to create one at this time.

     The Company's manufacturing processes do not utilize systems that are materially reliant on Y2K compliance. Therefore, the Company's ability to generate product will not be adversely affected by any Y2K issues.

     The Company sells its product to numerous independent dealers, none of which account for a material portion of the Company's sales. The Company believes the risk of Y2K noncompliance associated with its dealer group is not significant.

     The Company's operations rely on a variety of suppliers, wholesale and retail finance sources, transportation companies and utilities. The Company is not aware of any material compliance problems with these vendors, however, it will continue to monitor the sufficiency of this group's Y2K compliance efforts. Liberty Homes believes the sole failure of any vendor would not have a material adverse effect on the Company's business.

     The total cost to date and expected future cost for Y2K remediation is not material. Internally generated funds are the source of funding these compliance costs.

     The Company believes that its Y2K compliance efforts will significantly reduce the risk of any material adverse business interruptions caused by noncompliance. However, this statement should not be considered a guarantee of such a reduction in risk.

                                     SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LIBERTY HOMES, INC.
                                   -------------------
                                       Registrant





                                   By /s/  MARC A. DOSMANN
                                      --------------------
                                   Marc A. Dosmann
                                   Vice President - Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)




Dated   January 15, 1999