Form 10-K
period 1998-12-31
LIBERTY HOMES INC
filed 1999-03-30
CIK 59240

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

(Mark
 One)


 X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
---            OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM _______ TO _______.


                          Commission File Number 0-5555
                               LIBERTY HOMES, INC.
             (Exact name of registrant as specified in its charter)

Indiana                                                               35-1174256
(State of Incorporation)                         IRS Employer Identification No.

PO Box 35, Goshen, Indiana                                            46527-0035
(Address of Principal Executive Offices)                              (ZIP Code)

Registrant's telephone number                                     (219) 533-0431


Securities registered pursuant to Section 12 (g) of the Act:

                                         Name of Each Exchange
Title of Each Class                        on Which Registered
-------------------                      ---------------------
Class A Common Stock                                    NASDAQ
Class B Common Stock                                    NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ X ]

As of March 15,1999, the aggregate market value of the voting Common Stock Class B, held by nonaffiliated (based upon the average bid and ask prices on such date) was approximately $3,184,000.

Number of shares outstanding of each of the registrant's classes of common stock


                                                       Shares Outstanding
                Class                                   at March 15, 1999
                -----                                  --------------------

Class A Common Stock, $1.00 par value                       2,208,496
Class B Common Stock, $1.00 par value                       1,727,559
The Exhibit Index is located on page 12.


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

         The Company sells its products to numerous independent dealers, most of whom also sell competing products. In the year ended December 31, 1998, the Company's largest dealer accounted for approximately three percent of the Company's sales. The Company generally manufactures its homes only after receipt of orders from its dealers, and sales backlogs in the manufactured housing industry are traditionally short.

         Retail prices for the Company's single section homes typically range from approximately $29,000 to $50,000 and from approximately $35,000 to $85,000 for multi-sections. The Company's homes generally fall within the lower price range of the industry.

         Manufactured homes were sold by the Company during 1998 to dealers in most of the continental United States. Transportation charges from the point of manufacture to the dealer are an important factor in the cost of a manufactured home and often influence a dealer's preference for similar products. In general, most retail outlets are located within a 500 mile radius of the manufacturing facility serving the dealer.

         In each of the geographical areas in which the Company operates, it faces direct competition from other manufacturers, some of whom are larger than the Company and possess greater financial resources. This group of competitors consists of manufacturers who compete with the Company on a national level as well as many others who are only regional in scope. According to data from the National Conference of States on Building Codes and Standards (NCSBCS) at the end of 1998, there were 89 companies operating 330 facilities producing manufactured housing in the United States. Due to transportation complexities, none of the Company's products, and very little of the industry's product, is shipped outside the United States. Since the manufactured homes sold by the Company are a form of housing, changes in factors which influence the national housing market usually affect the Company's business, either beneficially or adversely.

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

         In 1998, Statesville Housing Center, Inc. was formed as a wholly owned subsidiary of the Company and began operations as a retail dealer of the Company's homes. This retail center is located in Statesville, North Carolina within a mile of one of the Company's manufacturing plants.

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

         Dealers who purchase from the Company generally obtain inventory financing from financial institutions (usually banks or finance companies) on a "floor plan" basis whereby the financial institution obtains a lien upon, or title to, all or part of a dealer's inventory. To assist dealers in obtaining such financing, the Company, in accordance with trade practice, generally enters into repurchase agreements with lending institutions whereby the Company, during the period (generally not in excess of one year) pending sale to a retail customer, agrees to repurchase a home so financed in the event of the dealer's default and subsequent inability to repay the amount borrowed from the financial institution. In the event of repurchase, the Company will experience a loss if the repurchase price paid to the financial institution plus any related costs of repossession (e.g., freight, repairs) exceed the proceeds received by the Company from resale of the home repurchased. The Company's losses under these dealer repurchase agreements have not been significant.

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

EMPLOYEES

         As of March 13, 1999, the Company had approximately 1,400 full-time employees.

ITEM 2.  PROPERTIES.


LOCATION

Goshen, Indiana                        Leola, Pennsylvania
Syracuse, Indiana                      Sheridan, Oregon
Yoder, Kansas                          Ocala, Florida
Dorchester, Wisconsin                  Statesville, North Carolina
  Plant #1                             Hamilton, Alabama
  Plant #2                             Tuscumbia, Alabama



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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders for the three months ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's 1998 Annual Report to Shareholders is an exhibit of this filing. The information under the caption "Capital Stock" of the report is incorporated by reference as Item 5 of this filing.

ITEM 6.  SELECTED FINANCIAL DATA.

         The Company's 1998 Annual Report to Shareholders is an exhibit of this filing. The information under the caption "Selected Financial Data" of the report is incorporated by reference as Item 6 of this filing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company's 1998 Annual Report to Stockholders is an exhibit of this filing. The information contained in this report under the title Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated by reference as Item 7 of this filling.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's 1998 Annual Report to Stockholders is an exhibit of this filing. The information contained in the 1998, 1997 and 1996 consolidated financial statements and footnotes thereto, together with the report thereon of Crowe, Chizek and Company LLP dated February 17, 1999, is incorporated by reference as Item 8 of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Edward J. Hussey, age 81, has been President, Chairman of the Board and a Director of the Company (or it predecessors) since 1960, and is the father of Edward Joseph Hussey and Michael F. Hussey.

         Edward Joseph Hussey, age 51, is an attorney and a son of Edward J. Hussey. He has been a Director of the Company since 1981, Secretary of the Company since 1985 and was named Vice President of the Company in 1990. In September, 1987, he began employment with the Company on a full time basis. Since 1975, he has been associated with the law firm of Hodges & Davis P.C., where he is still a shareholder.

         Michael F. Hussey, age 42, has been employed by the Company since 1980. He was named Vice President of Finance in 1984 and became a Director in 1988. He is the son of Edward J. Hussey.

         David M. Huffine, age 50, has been a Director of the Company since 1988. He has also held the position of President of I.M. Homes, Inc., Rocky Ford, Colorado since 1997. Prior thereto, he was President of Sky View Homes, Inc., Chairman of the Board of Rampart Investigations, and

Vice President of Calumet Securities Corporation.

         Mitchell Day, age 43, has been a Director since 1995. He has also been President of Day Equipment Corporation, Goshen, Indiana since 1984.

         Ralph D. Ray, age 66, has been employed in various management positions with the Company for 30 years. He has been Treasurer of the Company since 1984.

         Dorothy L. Peterson, age 87, has been employed with the Company since 1952. She was appointed Assistant Treasurer in 1985.

         Marc A. Dosmann, age 46, joined the Company in February, 1995 as Vice President and Chief Financial Officer. From January, 1990 to February, 1995, he was Corporate Controller of Leer, Inc.

         Bruce A. McMillan, age 47, has served the Company in various capacities for 25 years. He was appointed to the position of Vice President of Sales in 1994.

         Ronald Atkins, age 48, has served the Company in manufacturing and purchasing functions since 1981. During 1996, he was appointed to the position of Vice President of Purchasing.

         Nader Tomasbi, age 39, joined the Company in July 1994. In 1998, he was appointed as Vice President of Engineering and Design.

         Brian L. Christner, age 39, joined the Company in December 1994 as Controller. Previously he was Controller at Life Treatment Centers, Inc.

ITEM 11.  EXECUTIVE COMPENSATION.

         The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1999 includes information under the caption "Executive Compensation (SUMMARY COMPENSATION TABLE) and under the caption "Shareholder Return Performance" (PERFORMANCE GRAPHS). Those sections are exhibits of this filing and are incorporated by reference as Item 11 of this filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1999 includes information regarding SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. This section is an exhibit of this filing and is incorporated by reference as Item 12 of this filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In 1998, The Company sold its product to I.M. Homes, Inc., Rocky Ford, Colorado. I.M. Homes is owned by David M. Huffine, a director of the Company. Sales by the Company to I.M. Homes were arms length transactions and represent less than one percent of the Company's sales.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) 3.  EXHIBITS

         The exhibits filed with this Form 10-K are listed in the exhibit index located on page 12.

         (b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the three months ended December 31, 1998.

                                   SIGNATURES

         Following the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LIBERTY HOMES, INC.
                                          (Registrant)


March 29, 1999                         By: /s/ Marc A. Dosmann
                                           -------------------
                                             Marc A. Dosmann
                                           Vice President - CFO
                                (Principal Financial and Accounting Officer)


         Following the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Edward J. Hussey         President, Director, Chairman of the Board of
-------------------              Directors (Principal Executive Officer)
    Edward J. Hussey                      March 29, 1999


/s/ Edward Joseph Hussey     Director, Vice President, Secretary & Assistant
------------------------                   Treasurer
   Edward Joseph Hussey                   March 29, 1999


/s/ Michael F. Hussey       Director and Vice President - Finance
--------------------                      March 29, 1999
   Michael F. Hussey

                                  EXHIBIT INDEX


                                                                                              Page
                                                                                              ----
 3(a)    Articles of Incorporation of the Company.                                               *
         (File #0-5555, Form 10-K for the year ended December 31, 1984)

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

 10(b)   Employment Agreement between the Company and Michael F. Hussey                           *
         dated September 14, 1993 (File #0-5555, Form 10-K for the year ended December 31, 1993).

 10(c)   Split-Dollar Insurance Plan effective June 11, 1993 between the                          *
         Company and Nancy A. Parrish and Michael F. Hussey, Trustees for
         the Edward Joseph Hussey 1993 Irrevocable Trust (File #0-5555,
         Form 10-K for the year ended December 31, 1993)

 10(d)   Split-Dollar Insurance Plan effective June 11, 1993 between                              *
         the Company and Nancy A. Parrish and John P. Hussey, Trustees
         for the Michael F. Hussey 1993 Irrevocable Trust

 13      Annual Report to Shareholders for 1998                                                  13
         (Except for those portions of this report which are expressly incorporated by reference in this Form 10-K, the information contained in such 1998
         Annual Report to Shareholders is not deemed "filed" as part of this Form 10-K).

 21      List of Subsidiaries                                                                    29

 99(a)   Executive Compensation - SUMMARY COMPENSATION TABLE                                     30

 99(b)   Shareholder Return Performance - PERFORMANCE GRAPH                                      31

 99(c)   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                                         32


 *  Incorporated by reference