Form 10-Q
period 1999-03-31
LIBERTY HOMES INC
filed 1999-05-14
CIK 59240

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON DC 20549

(Mark One)
  X                   Quarterly Report Pursuant to Section 13 or
-----               15(d) of the Securities Exchange Act of 1934
                   For the quarterly period ended March 31, 1999.

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

                                   (219) 533-0431
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                           Yes  X    No
                                                                 ---      ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                                       Shares of Outstanding
Class                                                       at May 1, 1999
-----                                                  ----------------------

Class A Common Stock, $1.00 par value                        2,191,496

Class B Common Stock, $1.00 par value                        1,718,759

                                    INDEX


PART I - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)


                                                                        Pages
                                                                        -----
General                                                                   3

Item 1.   Consolidated Financial Statements -
                   Liberty Homes, Inc.

          Consolidated Balance Sheet, as of
                   March 31, 1999 and December 31, 1998                   4

          Consolidated Statement of Income, for the
                   three months ended March 31, 1999 and 1998             5

          Consolidated Statement of Cash Flows for the
                   three months ended March 31, 1999 and 1998             6

          Notes to Consolidated Financial Statements                      7

Item 2.   Management's Discussion and Analysis
                   of Financial Condition and
                   Results of Operations                                8-10

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               11

          Signature                                                      12

                    PART I - CONSOLIDATED FINANCIAL INFORMATION

GENERAL

     The consolidated financial statements and footnotes thereto listed in the Index on page 2 of this report have been prepared using generally accepted accounting principles applied on a basis consistent with 1998. The results of operations for the interim period presented are not necessarily indicative of results to be expected for the year. The information included in this report has not been examined prior to filing by an independent public accountant, and is therefore, subject to any adjustments which may result from the year-end examination of the Company's financial statements. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.

                               LIBERTY HOMES, INC.
                           CONSOLIDATED BALANCE SHEET
                   as of March 31, 1999 and December 31, 1998


                                   March 31,   December 31,                                              March 31,   December 31,
ASSETS                               1999         1998        LIABILITIES                                   1999         1998
------                               ----         ----        -----------                                   ----         ----
 Current assets:                                                Current liabilities:
  Cash and cash equivalents       $3,942,000  $18,441,000        Accounts payable                         $7,052,000   $2,699,000
  Short term investments           6,300,000    5,300,000        Dividend payable                            275,000      277,000
  Receivables                     19,059,000    9,107,000        Accrued compensation
  Inventories                     15,770,000   13,171,000               and payroll taxes                  3,568,000    2,897,000
  Deferred tax asset               2,500,000    2,500,000        Income taxes payable                             --    1,136,000
  Prepayments and other            2,082,000    1,609,000        Other accrued liabilities                 8,176,000   12,044,000
                                ------------  -----------                                             --------------  -----------

      Total current assets        49,653,000   50,128,000            Total current liabilities            19,071,000   19,053,000
                                ------------  -----------                                             --------------  -----------
                                                              Deferred income taxes                        2,237,000    2,270,000
                                                                                                      --------------  -----------
                                                              Minority interest in subsidiaries            1,113,000      969,000
                                                                                                      --------------  -----------
                                                              Contingent liabilities (see notes)

                                                            SHAREHOLDER'S EQUITY
                                                              Capital Stock:
                                                                Class A, $1 par value
                                                                  Authorized-7,500,000 Shares
                                                                     Issued & outstanding-2,200,000
 Property, plant and equipment:                                        in 1999 & 2,224,000 in 1998         2,200,000    2,224,000
                                                                  Class B, $1 par value
  Land                             1,794,000    1,524,000         Authorized-3,500,000 Shares
  Buildings and improvements      27,496,000   26,662,000            Issued & outstanding-1,728,000
  Machinery and equipment         19,983,000   19,760,000            in 1999 & 1,728,000 in 1998           1,728,000    1,728,000
                                ------------  -----------

                                  49,273,000   47,946,000     Other capital                                   83,000       83,000

  Less accumulated depreciation   21,511,000   20,855,000     Retained earnings                           50,983,000   50,892,000
                                ------------  -----------                                             --------------  -----------

                                  27,762,000   27,091,000                                                 54,994,000   54,927,000
                                ------------  -----------                                             --------------  -----------

Total assets                    $ 77,415,000  $77,219,000   Total liabilities and stockholder's equity  $ 77,415,000  $77,219,000
                                ============  ===========                                             ==============  ===========

                              LIBERTY HOMES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

               for the three months ended March 31, 1999 and 1998

                                  ------------

                                                             1999            1998
                                                             ----            ----
Net sales                                               $ 44,350,000    $ 42,886,000

Cost of sales                                             38,541,000      37,546,000
                                                        -------------   -------------

         Gross profit                                      5,809,000       5,340,000

Selling, general and administrative
         expenses                                          4,919,000       4,542,000
                                                        -------------   -------------

         Operating income                                    890,000         798,000

Interest and other income                                    291,000         241,000
                                                        -------------   -------------

         Income before minority interest and               1,181,000       1,039,000
              income taxes

Minority interest                                           (133,000)        (48,000)

Income tax expense                                          (449,000)       (411,000)
                                                        -------------   -------------

         Net income                                       $  599,000      $  580,000
                                                        =============   =============

Share income per outstanding Common
         Share - basic and fully diluted                       $0.15           $0.15
                                                               ======          =====

Weighted average shares outstanding                        3,937,000       3,990,000
                                                        =============   =============

Cash dividend per share:

         Class A Common Stock                                  $0.07           $0.07
                                                               ======          =====

         Class B Common Stock                                  $0.07           $0.07
                                                               ======          =====

                                LIBERTY HOMES, INC.

                        CONSOLIDATED STATEMENT OF CASH FLOWS

                 for the three months ended March 31, 1999 and 1998

                                  _______________

                                                                      1999                  1998
                                                                      ----                  ----
Cash flows from operating activities:
         Net income                                               $  599,000          $    580,000
         Adjustment to reconcile net income
               to net cash used in operating activities -
               Depreciation                                          656,000               628,000
               Deferred income taxes                                (33,000)              (52,000)
               Minority interest                                     133,000                    --

         Changes in assets and liabilities:
                Receivables                                      (9,952,000)           (7,180,000)
                Inventories                                      (2,599,000)           (2,656,000)
                Prepayments and other                              (473,000)             (103,000)
                Accounts payable                                   4,353,000             4,683,000
                Other current liabilities                        (3,199,000)           (4,227,000)
                Income taxes payable                             (1,136,000)             (170,000)
                                                              ---------------   -------------------

Net cash used in operating activities                           (11,651,000)           (8,497,000)
                                                              ---------------   -------------------

Cash flows provided by (used in) investing activities --
         Additions to property, plant and equipment              (1,327,000)             (827,000)
         Redemption of (investment in) short-term investments    (1,000,000)             4,950,000
                                                              ---------------   -------------------

Net cash provided by investing activities                        (2,327,000)             4,123,000
                                                              ---------------   -------------------

Cash flows used in financing activities --
         Cash dividends paid                                       (274,000)             (279,000)
         Minority interest contributed capital                        11,000                    --
         Retirement of common stock                                (258,000)              (51,000)
                                                              ---------------   -------------------

Net cash used in financing activities                              (521,000)             (330,000)
                                                              ---------------   -------------------

Net decrease in cash and cash equivalents                       (14,499,000)           (4,704,000)
                                                              ---------------   -------------------

Cash and cash equivalents at beginning of period                  18,441,000            15,797,000
                                                              ---------------   -------------------

Cash and cash equivalents at end of period                       $ 3,942,000          $ 11,093,000
                                                              ---------------   -------------------
                                                              ---------------   -------------------

Supplemental disclosures of cash flow information -- cash
         paid during the period for income taxes                 $ 1,822,000            $  700,000
                                                              ===============   ===================

                                   OTHER INFORMATION


SHORT TERM INVESTMENTS:

     Short-term investments consist primarily of certificates of deposits with original maturities greater than 90 days.


INVENTORIES:

     Inventories, consisting primarily of raw materials, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.


CONTINGENT LIABILITIES:

     Repurchase Obligations -- The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default. The Company's exposure to loss under such agreements is reduced by the resale of the repurchased home. The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of March 31, 1999 will not have a significant impact on the financial condition of the Company.

     Other Contingencies -- Letters of Credit totaling $2,325,000 have been issued to the Company's insurance carriers who have underwritten the Company's insurance programs.


REVENUE RECOGNITION:

     The Company recognizes revenue when the product is shipped to independent dealers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     Cash, cash equivalents and short term investments as of March 31, 1999 and December 31, 1998 were $10,242,000 and $23,741,000, respectively. Working capital as of March 31, 1999 and December 31, 1998 was $30,582,000 and $31,075,000, respectively. The decrease of these items has been caused by accounts receivable and inventory increases as the Company's operations expand over the normal year-end base, and by the funding of various property, plant and equipment projects. Also during the three months ended March 31, 1999, the Company repurchased a total of 24,000 shares of common stock under the program initiated in 1994 and subsequently amended to acquire up to 700,000 shares of its common stock.

Results of Operations

     Net sales for the first quarter of 1999 were $44,350,000, an increase of $1,464,000 over the same quarter of 1998. The product mix sold by the Company follows the industry trend. Multi-section and single-section home sales increased during the 1999 quarter, when compared to 1998. Net income for the first quarter of 1999 was $599,000, a $19,000 increase over the same quarter of 1998. Higher operating income and higher interest income during 1999 were offset in part by a higher minority interest in the operating income.

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

     Additionally, the Company has tested and upgraded all of its information and communication systems hardware for Y2K compliance, installed software updates containing Y2K compliance code and initiated projects to bring internally developed systems into Y2K compliance. Overall, the Company plans to be done with all of its Y2K compliance efforts by July 31, 1999. Because of the positive results of its remediation efforts to date, the Company does not have a contingency plan, nor does it intend to create one at this time.

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

                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 27 - Financial Data Schedule.

    No reports on Form 8-K for January, February or March, 1999 have been filed.

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




Dated  May 14, 1999