Form 10-Q
period 1999-06-30
LIBERTY HOMES INC
filed 1999-08-16
CIK 59240

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

(Mark One)
  X                  Quarterly Report Pursuant to Section 13 or 15(d) of the
 ---                 Securities Exchange Act of 1934 For the quarterly period
                     ended June 30, 1999.

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

                                 (219) 533-0431
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days Yes  X   No
                                      ---     ---
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                         Shares of Outstanding
Class                                                      at August 2, 1999
-----                                                      -----------------
Class A Common Stock, $1.00 par value                            2,191,696

Class B Common Stock, $1.00 par value                            1,718,559

                                      INDEX

PART I - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                                                              Pages
                                                                              -----
General                                                                          3

Item 1.      Consolidated Financial Statements -
                      Liberty Homes, Inc.

             Consolidated Balance Sheet, as of
                      June 30, 1999 and December 31, 1998                        4

             Consolidated Statement of Income, for the
                      three months ended June 30, 1999 and 1998                  5

             Consolidated Statement of Income, for the
                      six months ended June 30, 1999 and 1998                    6

             Consolidated Statement of Cash Flows for the
                      six months ended June 30, 1999 and 1998                    7

             Notes to Consolidated Financial Statements                          8

Item 2.      Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                                     9-10


PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                   12

             Signature                                                          13

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

                            LIBERTY HOMES, INC.
                         CONSOLIDATED BALANCE SHEET
                  as of June 30, 1999 and December 31, 1998

                                             JUNE 30,        DECEMBER 31,
ASSETS                                         1999             1998
------                                         ----             ----
  Current assets:
     Cash and cash equivalents             $ 6,724,000      $18,441,000
     Short term investments                  4,535,000        5,300,000
     Receivables                            22,932,000        9,107,000
     Inventories                            15,474,000       13,171,000
     Deferred tax asset                      2,500,000        2,500,000
     Prepayments and other                   1,905,000        1,609,000
                                         --------------   --------------

         Total current assets               54,070,000       50,128,000
                                         --------------   --------------

  Property, plant and equipment:

     Land                                    1,766,000        1,524,000
     Buildings and improvements             27,824,000       26,662,000
     Machinery and equipment                20,275,000       19,760,000
                                         --------------   --------------

                                            49,865,000       47,946,000

     Less accumulated  depreciation         22,181,000       20,855,000
                                         --------------   --------------

                                            27,684,000       27,091,000
                                         --------------   --------------

Total assets                               $81,754,000      $77,219,000
                                         --------------   --------------
                                         --------------   --------------


                                             JUNE 30,       DECEMBER 31,
LIABILITIES                                  1999             1998
-----------                                  ----             ----
  Current liabilities:
     Accounts payable                      $ 7,888,000      $ 2,699,000
     Dividend payable                          274,000          277,000
     Accrued compensation
            and payroll taxes                3,930,000        2,897,000
     Income taxes payable                      379,000        1,136,000
     Other accrued liabilities               9,895,000       12,044,000
                                         --------------   --------------

         Total current liabilities          22,366,000       19,053,000
                                         --------------   --------------
  Deferred income taxes                      2,200,000        2,270,000
                                         --------------   --------------
  Minority interest in subsidiaries          1,270,000          969,000
                                         --------------   --------------
  Contingent liabilities (see notes)

SHAREHOLDER'S EQUITY
  Capital Stock:
    Class A, $1 par value
      Authorized-7,500,000 Shares
         Issued & outstanding-2,192,000
         in 1999 & 2,224,000 in 1998         2,192,000        2,224,000
    Class B, $1 par value
      Authorized-3,500,000 Shares
         Issued & outstanding-1,719,000
         in 1999 & 1,728,000 in 1998         1,719,000        1,728,000

  Other capital                                 83,000           83,000

  Retained earnings                         51,924,000       50,892,000
                                         --------------   --------------

Total shareholder's equity                  55,918,000       54,927,000
                                         --------------   --------------

Total liabilities and shareholder's
equity                                     $81,754,000      $77,219,000
                                         --------------   --------------
                                         --------------   --------------

                               LIBERTY HOMES, INC.

                         CONSOLIDATED STATEMENT OF INCOME

                 for the three months ended June 30, 1999 and 1998

                                  ------------

                                                             1999                    1998
                                                             ----                    ----
Net sales                                                $ 49,133,000            $ 46,320,000

Cost of sales                                              42,081,000              39,504,000
                                                 ---------------------   ---------------------

         Gross profit                                       7,052,000               6,816,000

Selling, general and administrative
         expenses                                           4,840,000               4,724,000
                                                 ---------------------   ---------------------

         Operating income                                   2,212,000               2,092,000

Interest and other income                                     266,000                 239,000
                                                 ---------------------   ---------------------

         Income before minority interest and                2,478,000               2,331,000
              income taxes

Minority interest                                           (158,000)                (79,000)

Income tax expense                                          (959,000)               (926,000)
                                                 ---------------------   ---------------------

         Net income                                       $ 1,361,000             $ 1,326,000
                                                 ---------------------   ---------------------
                                                 ---------------------   ---------------------

Share income per outstanding Common
         Share - basic and fully diluted                $.35                    $.34
                                                        -----                   ----
                                                        -----                   ----

Weighted average shares outstanding                         3,913,000               3,946,000
                                                 ---------------------   ---------------------
                                                 ---------------------   ---------------------

Cash dividend per share:

         Class A Common Stock                           $.07                    $.07
                                                        -----                   ----
                                                        -----                   ----


         Class B Common Stock                           $.07                    $.07
                                                        -----                   ----
                                                        -----                   ----

                               LIBERTY HOMES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                for the six months ended June 30, 1999 and 1998

                                  ------------

                                                              1999                    1998
                                                              ----                    ----
Net sales                                                 $93,483,000            $ 89,206,000

Cost of sales                                              80,622,000              77,050,000
                                                 ---------------------   ---------------------

         Gross profit                                      12,861,000              12,156,000

Selling, general and administrative
         expenses                                           9,759,000               9,266,000
                                                 ---------------------   ---------------------

         Operating income                                   3,102,000               2,890,000

Interest and other income                                     557,000                 480,000
                                                 ---------------------   ---------------------

         Income before minority interest and                3,659,000               3,370,000
           income taxes

Minority interest                                           (291,000)               (127,000)

Income tax expense                                        (1,408,000)             (1,337,000)
                                                 ---------------------   ---------------------

         Net income                                       $ 1,960,000             $ 1,906,000
                                                 ---------------------   ---------------------
                                                 ---------------------   ---------------------

Share income per outstanding Common
         Share - basic and fully diluted                 $.50                   $.48
                                                        -----                   ----
                                                        -----                   ----

Weighted average shares outstanding                         3,925,000               3,988,000
                                                 ---------------------   ---------------------
                                                 ---------------------   ---------------------

Cash dividend per share:

         Class A Common Stock                            $.14                   $.14
                                                        -----                   ----
                                                        -----                   ----

         Class B Common Stock                            $.14                   $.14
                                                        -----                   ----
                                                        -----                   ----

                               LIBERTY HOMES, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS

                  for the six months ended June 30, 1999 and 1998

                                ---------------

                                                                            1999              1998
                                                                            ----              ----
Cash flows from operating activities:
         Net income                                                    $  1,960,000      $  1,906,000
         Adjustment to reconcile net income
               to net cash used in operating activities -
               Depreciation                                               1,326,000         1,354,000
               Deferred income taxes                                        (70,000)          (52,000)
               Minority interest                                            291,000           127,000

         Changes in assets and liabilities:
                Receivables                                             (13,825,000)       (6,038,000)
                Income taxes payable                                       (757,000)          347,000
                Inventories                                              (2,303,000)       (2,255,000)
                Prepayments and other                                      (296,000)         (116,000)
                Accounts payable                                          5,189,000         3,341,000
                Other current liabilities                                (1,119,000)       (1,353,000)
                                                                     ---------------   ---------------

Net cash used in operating activities                                    (9,604,000)       (2,739,000)
                                                                     ---------------   ---------------

Cash flows provided by (used in) investing activities --
         Additions to property, plant and equipment                      (1,919,000)       (1,912,000)
         Redemption of (investment in) short-term investments               765,000           (50,000)
                                                                     ---------------   ---------------

Net cash used in investing activities                                    (1,154,000)       (1,962,000)
                                                                     ---------------   ---------------

Cash flows provided by (used in) financing activities -
         Cash dividends paid                                               (548,000)         (558,000)
         Minority interest contributed capital                               10,000                --
         Retirement of common stock                                        (421,000)         (325,000)
                                                                     ---------------   ---------------

Net cash used in financing activities                                      (959,000)         (883,000)
                                                                     ---------------   ---------------

Net decrease in cash and cash equivalents                               (11,717,000)       (5,584,000)
                                                                     ---------------   ---------------

Cash and cash equivalents at beginning of period                         18,441,000        15,797,000
                                                                     ---------------   ---------------

Cash and cash equivalents at end of period                             $  6,724,000      $ 10,213,000
                                                                     ---------------   ---------------
                                                                     ---------------   ---------------

Supplemental disclosures of cash flow information - cash
         paid during the period for income taxes                        $ 2,164,000       $ 1,070,000
                                                                     ---------------   ---------------
                                                                     ---------------   ---------------

                                OTHER INFORMATION

SHORT TERM INVESTMENTS:

         Short-term investments consist primarily of certificates of deposits with original maturities greater than 90 days.


INVENTORIES:

         Inventories, consisting primarily of raw materials, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.


CONTINGENT LIABILITIES:

         Repurchase Obligations

         The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default. The Company's exposure to loss under such agreements is reduced by the resale of the repurchased home. The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of June 30, 1999 will not have a significant impact on the financial condition of the Company.

         Other Contingencies

         Letters of Credit totaling $2,325,000 have been issued to the Company's insurance carriers who have underwritten the Company's insurance programs.

REVENUE RECOGNITION:

         The Company recognizes revenue when the product is shipped to independent dealers.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Liquidity and Capital Resources

         Cash, cash equivalents and short term investments as of June 30, 1999 and December 31, 1998 were $11,259,000 and $23,741,000, respectively. Working capital as of June 30, 1999 and December 31, 1998 was $31,704,000 and $31,075,000, respectively. The decrease of these items has been caused by accounts receivable and inventory increases as the Company's operations expand over the normal year-end base, and by the funding of various property, plant and equipment projects. Also during the six months ended June 30, 1999, the Company repurchased a total of 41,800 shares of common stock under the program initiated in 1994 and subsequently amended to acquire up to 700,000 shares of its common stock.

         Results of Operations

         Net sales for the second quarter of 1999 were $49,133,000, an increase of $2,813,000 over the same quarter of 1998, the result of a small increase in homes sold and some increased prices per home. Net income for the second quarter of 1999 was $1,361,000 which was a $35,000 increase over the second quarter of 1998.

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

         Additionally, the Company has tested and upgraded all of its information and communication systems hardware for Y2K compliance, installed software updates containing Y2K compliance code and initiated projects to bring internally developed systems into Y2K compliance. Overall, the Company plans to be done with all of its Y2K compliance efforts by September 30, 1999. Because of the positive results of its remediation efforts to date, the Company does not have a contingency plan, nor does it intend to create one at this time.

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

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27 - Financial Data Schedule

         No reports on Form 8-K for April, May or June, 1999 have been filed.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                LIBERTY HOMES, INC.
                             ----------------------------------------------
                                                     Registrant



                             BY:  /s/ MARC A. DOSMANN
                             ----------------------------------------------
                                        Marc A. Dosmann
                             Vice President - Chief Financial Officer
                             (Principal Financial and Accounting Officer)


Dated    August 14, 1999
        ------------------