Form 10-Q
period 1999-09-30
LIBERTY HOMES INC
filed 1999-11-15
CIK 59240

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549


  (Mark One)                    Quarterly Report Pursuant to Section 13 or
      X                        15(d) of the Securities Exchange Act of 1934
                            For the quarterly period ended September 30, 1999.
---------------

                                                    or

                                Transition Report Pursuant to Section 13 or
                                15(d) of the Securities Exchange Act of 1934
                          For the Transition Period From ________to _______.
---------------


                          COMMISSION FILE NUMBER 0-5555
                               LIBERTY HOMES, INC.
             (Exact name of registrant as specified in its charter)
INDIANA                                                              35-1174256
(State of Incorporation)                       (IRS Employer Identification No.)


PO BOX 35, GOSHEN, INDIANA                                                46527
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                Shares of Outstanding
             Class                               at November 5, 1999
             -----                               -------------------

Class A Common Stock, $1.00 par value                2,185,596

Class B Common Stock, $1.00 par value                1,718,559


                                         1 of 13

                                                       INDEX

PART I - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)                                        PAGES
                                                                                               -----
General                                                                                          3

Item 1.     Consolidated Financial Statements -
                        Liberty Homes, Inc.

            Consolidated Balance Sheet, as of
                 September 30, 1999 and December 31, 1998                                        4

            Consolidated Statement of Income, for the
                 three months ended September 30, 1999
                 and 1998                                                                        5

            Consolidated Statement of Income, for the
                 nine months ended September 30, 1999
                 and 1998                                                                        6

            Consolidated Statement of Cash Flows for the
                 nine months ended September 30, 1999
                 and 1998                                                                        7

            Notes to Consolidated Financial Statements                                           8

Item 2.     Management's Discussion and Analysis
              of Financial Condition and
              Results of Operations                                                           9-11


PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                                    12

Signature                                                                                       13

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

                               LIBERTY HOMES, INC.
                           CONSOLIDATED BALANCE SHEET
                 as of September 30, 1999 and December 31, 1998

                                   SEPTEMBER 30,  DECEMBER 31,                                        SEPTEMBER 30,    DECEMBER 31,
ASSETS                                 1999          1998         LIABILITIES                             1999            1998
------                                 ----          ----         -----------                             ----            ----
Current assets:                                                   Current liabilities:
   Cash and cash equivalents       $ 9,745,000   $18,441,000         Accounts payable                  $ 8,740,000     $ 2,699,000
   Short term investments            6,535,000     5,300,000         Dividend payable                      273,000         277,000
   Receivables                      20,465,000     9,107,000         Accrued compensation
   Inventories                      16,045,000    13,171,000                and payroll taxes            3,964,000       2,897,000
   Deferred tax asset                2,500,000     2,500,000         Income taxes payable                  678,000       1,136,000
   Prepayments and other             1,922,000     1,609,000         Other accrued liabilities          11,492,000      12,044,000
                                   ------------ -------------                                       --------------     -----------

       Total current assets         57,212,000    50,128,000             Total current liabilities      25,147,000      19,053,000
                                   ------------ -------------                                       --------------     -----------
                                                                  Deferred income taxes                  2,270,000       2,270,000
                                                                                                    --------------     -----------
                                                                  Minority interest in subsidiaries      1,422,000         969,000
                                                                                                    --------------     -----------
                                                                  Contingent liabilities (see notes)
                                                                SHAREHOLDERS' EQUITY
                                                                  Capital Stock:
                                                                    Class A, $1 par value
                                                                      Authorized-7,500,000 Shares
                                                                         Issued & outstanding-
                                                                         2,185,000 in 1999 &
                                                                         2,224,000 in 1998               2,185,000       2,224,000
Property, plant and equipment:                                      Class B, $1 par value
                                                                      Authorized-3,500,000 Shares
   Land                              1,926,000     1,524,000             Issued & outstanding-
   Buildings and improvements       28,177,000    26,662,000             1,719,000 in 1999 &
   Machinery and equipment          20,617,000    19,760,000             1,728,000 in 1998               1,719,000       1,728,000
                                   ------------ -------------

                                    50,720,000    47,946,000      Other capital                             83,000          83,000

   Less accumulated  depreciation   22,872,000    20,855,000      Retained earnings                     52,234,000      50,892,000
                                  ------------   ------------                                         ------------     -----------

                                    27,848,000    27,091,000    Total shareholders' equity              56,221,000      54,927,000
                                  ------------   ------------                                         ------------     -----------

                                                                Total liabilities and shareholders'
Total assets                       $85,060,000   $77,219,000    equity                                 $85,060,000     $77,219,000
                                  ============   ============                                          ============    ===========



                               LIBERTY HOMES, INC.
                        CONSOLIDATED STATEMENT OF INCOME

             for the three months ended September 30, 1999 and 1998

                                  ------------

                                                                      1999                     1998
                                                                      ----                     ----
Net sales                                                         $ 47,259,000             $ 48,897,000

Cost of sales                                                       41,584,000               42,464,000
                                                            -------------------     --------------------

         Gross profit                                                5,675,000                6,433,000

Selling, general and administrative
     expenses                                                        4,758,000                4,849,000
                                                            -------------------     --------------------

         Operating income                                              917,000                1,584,000

Interest and other income                                              269,000                  274,000
                                                            -------------------     --------------------

         Income before minority interest
                and income taxes                                     1,186,000                1,858,000

Minority interest in income                                           (102,000)                 (94,000)

Income tax expense                                                    (456,000)                (702,000)
                                                            -------------------     --------------------

Net income                                                           $ 628,000              $ 1,062,000
                                                            ===================     ====================

Share income per outstanding Common
     Share - basic and fully diluted                               $.16                    $.27
                                                                   ====                    ====


Weighted average shares
     outstanding                                                     3,909,000                3,963,000
                                                            ===================     ====================

Cash dividend per share:

         Class A Common Stock                                      $.07                    $.07
                                                                   ====                    ====

         Class B Common Stock                                      $.07                    $.07
                                                                   ====                    ====

                               LIBERTY HOMES, INC.
                        CONSOLIDATED STATEMENT OF INCOME

              for the nine months ended September 30, 1999 and 1998

                                  ------------

                                                                 1999                        1998
                                                                 ----                        ----
Net sales                                                   $ 140,742,000               $ 138,103,000

Cost of sales                                                 122,206,000                 119,514,000
                                                     ---------------------      ----------------------

         Gross profit                                          18,536,000                  18,589,000

Selling, general and
         administrative expenses                               14,517,000                  14,115,000
                                                     ---------------------      ----------------------

         Operating income                                       4,019,000                   4,474,000

Interest and other income                                         826,000                     754,000
                                                     ---------------------      ----------------------

         Income before minority interest
              and income taxes                                  4,845,000                   5,228,000

Minority interest in income                                      (393,000)                   (221,000)

Income tax expense                                             (1,864,000)                 (2,039,000)
                                                     ---------------------      ----------------------

         Net income                                           $ 2,588,000                 $ 2,968,000
                                                     =====================      ======================

Share income per outstanding
     Common Share - basic and
     fully diluted                                           $.66                       $.75
                                                             ====                       ====

Weighted average shares
     outstanding                                                3,920,000                   3,979,000
                                                     =====================      ======================

Cash dividend per share:

         Class A Common Stock                                $.21                       $.21
                                                             ====                       ====

         Class B Common Stock                                $.21                       $.21
                                                             ====                       ====

                               LIBERTY HOMES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1999 and 1998

                                 ---------------

                                                                                 1999                  1998
                                                                                 ----                  ----
Cash flows from operating activities:
     Net income                                                               $2,588,000           $ 2,968,000
     Adjustment to reconcile net income
         to net cash used in operating activities -
         Depreciation                                                          2,017,000             2,063,000
         Deferred income taxes                                                        --               (52,000)
         Minority interest in income                                             393,000               221,000

     Changes in assets and liabilities:
          Receivables                                                        (11,358,000)           (8,393,000)
          Inventories                                                         (2,874,000)           (3,184,000)
          Prepayments and other                                                 (313,000)             (102,000)
          Accounts payable                                                     6,041,000             5,313,000
          Accrued liabilities                                                    511,000               660,000
          Income taxes payable                                                  (458,000)              216,000
                                                                       ------------------   -------------------

Net cash used in operating activities                                         (3,453,000)             (290,000)
                                                                       ------------------   -------------------

Cash flows used in investing activities
     Additions to property, plant and equipment                               (2,774,000)           (2,308,000)
     Purchase of short-term investment                                        (1,235,000)              (50,000)
                                                                       ------------------   -------------------


Net cash used in investing activities                                         (4,009,000)           (2,358,000)
                                                                       ------------------   -------------------

Cash flows provided by (used in) financing activities -
     Cash dividends paid                                                        (822,000)             (833,000)
     Minority interest contributed capital                                        60,000                    --
     Retirement of common stock                                                 (472,000)             (487,000)
                                                                       ------------------   -------------------

Net cash used in financing activities                                         (1,234,000)           (1,320,000)
                                                                       ------------------   -------------------

Net decrease in cash and cash equivalents                                     (8,696,000)           (3,968,000)

Cash and cash equivalents at beginning of period                              18,441,000            15,797,000
                                                                       ------------------   -------------------

Cash and cash equivalents at end of period                                    $9,745,000          $ 11,829,000
                                                                       ==================   ===================

Supplemental disclosures of cash flow information
     cash paid during the period for income taxes                             $2,324,000           $ 1,925,000
                                                                       ==================   ===================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SHORT TERM INVESTMENTS:

         Short-term investments consist primarily of certificates of deposits with original maturities greater than 90 days.


INVENTORIES:

         Inventories, consisting primarily of raw materials, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.


CONTINGENT LIABILITIES:

         Repurchase Obligations

         The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default. The Company's exposure to loss under such agreements is reduced by the resale of the repurchased home. The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of September 30, 1999 will not have a significant impact on the financial condition of the Company.

         Other Contingencies

         Letters of Credit totaling $500,000 have been issued to the Company's insurance carriers who have underwritten the Company's insurance programs.

REVENUE RECOGNITION:

         The Company recognizes revenue when the product is shipped to independent dealers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         Cash, cash equivalents and short term investments as of September 30, 1999 and December 31, 1998 were $16,280,000 and $23,741,000, respectively.
Working capital as of September 30, 1999 and December 31, 1998 was $32,065,000 and $31,075,000, respectively. The decrease of cash has been caused by accounts receivable and inventory increases as the Company's operations expand over the normal year-end base, and by the funding of various property, plant and equipment projects. Also during the nine months ended September 30, 1999, the Company repurchased a total of 47,900 shares of common stock under the program initiated in 1994 and subsequently amended to acquire up to 700,000 shares of its common stock.

         Results of Operations

         Net sales for the third quarter of 1999 were $47,259,000, a decrease of $1,638,000 over the same quarter of 1998. The number of homes sold also decreased. Net income for the third quarter of 1999 was $628,000, a decrease of $434,000 from the third quarter of 1998. Increased material costs, particularly lumber products and gypsum board, which due to competitive conditions could not be reflected in increased prices, along with reduced sales, negatively impacted income.

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

         Year 2000

         Liberty Homes employs several electronic data processing (EDP) systems for administrative and reporting purposes. In 1995, the Company began a process to analyze the need to enhance its systems to accommodate planned growth of the Company and to meet additional management information needs. As the Company determined the systems it wished to enhance, it also discovered the need to ensure all of its systems were able to handle year 2000 dates. This Year 2000
(Y2K) compliance issue then became a part of the Company's EDP enhancement program. In March of 1996, the Company contracted for an overall upgrade of its EDP system which, among many things, would provide Y2K compliance for a substantial portion of its EDP systems. This project is complete.

         Additionally, the Company has tested and upgraded all of its information and communication systems hardware for Y2K compliance, installed software updates containing Y2K compliance code and initiated projects to bring internally developed systems into Y2K compliance. Except for some very minor items, the Company has completed its Y2K remediation efforts. The Company has adequate resources to address these remaining items and plans to complete them by December 15, 1999. It believes the failure to correct them by that time would cause no material adverse effect to the Company. The Company has budgeted resources for the year 2000 to address any Y2K compliant issues, which are not apparent at this time but may arise later.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 27.  FINANCIAL DATA SCHEDULE

         No reports on Form 8-K for July, August or September, 1999 have been filed.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             LIBERTY HOMES, INC.
                             -------------------
                                 Registrant





                             By /s/ MARC A. DOSMANN
                             ----------------------------------------
                             Marc A. Dosmann
                             Vice President - Chief Financial Officer
                             (Principal Financial and
                             Accounting Officer)




Dated   November 15, 1999
        -----------------