Form 10-K405
period 1999-12-31
LIBERTY HOMES INC
filed 2000-03-30
CIK 59240

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

 (Mark           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  One)      OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
   X            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.
------
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
------         FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this form 10-K                                          /X/

As of March 20, 2000, the aggregate market value of the voting Common Stock Class B, held by nonaffiliates (based upon the closing price on such date) was approximately $1,700,000. Number of shares outstanding of each of the registrant's classes of common stock

                                                        Shares of Outstanding
               CLASS                                      AT MARCH 20, 2000
               -----                                      -----------------
Class A Common Stock, $1.00 par value                          2,197,908

Class B Common Stock, $1.00 par value                          1,706,247

The Exhibit Index is located on page 12.

                                     PART I

     FORWARD LOOKING INFORMATION - The discussion below contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding industry and company outlooks and risk factors. The Company may make other forward looking statements orally or in writing from time to time. All such forward looking statements are not guaranties of future events or performance and involve risks and uncertainties. Actual results may differ materially from those in the forward looking statements as the result of a number of material factors. These factors include without limitation, the availability of financing credit at both the wholesale and retail level, the availability of a competent workforce, the regulation of the industry at the federal, state and local levels, changes in interest rates, unanticipated results in pending legal proceedings and the condition of the economy and its effect on consumer confidence.

ITEM 1. BUSINESS

     Liberty Homes, Inc. (the "Company") was organized as an Indiana corporation in 1970 as the successor to a business founded in 1941. The Company designs, manufactures and sells at wholesale throughout most of the United States a broad line of manufactured homes under various trade names. Additionally, it sells at retail in two Company-owned retail centers in Indiana and North Carolina. Constructed on a wheel-mounted under-carriage, a manufactured home is a relocatable factory-built dwelling which, when moved to a location, properly set up and connected to utilities, provides permanent housing. A manufactured home may also consist of two or more units which are moved separately and when securely joined together are called multi-sectional housing.

     A manufactured home is to be distinguished from a travel trailer, motor home or other recreational vehicle which is generally used for living accommodations during relatively short periods, primarily for vacation and recreational purposes.

         The Company's typical manufactured home contains a living room, dining area, kitchen equipped with range and refrigerator, two, three, four or five bedrooms, and one or more baths complete with tub and/or shower, flush toilet and lavatory. The homes are equipped with central heating, carpeting, a choice of coordinated colors and interior decoration, and a wide range of floor plans. Single section homes are 12, 14 or 16 feet wide and vary in overall length from 36 to 80 feet (including about 4 feet for the hitch). Multi-section homes are two or more 12, 14, 15 or 16 foot wide sections, with overall lengths ranging from 36 to 80 feet (including about 4 feet for the hitch).

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

     Aside from sales at its two retail centers, the Company sells its products to numerous independent dealers, most of whom also sell competing products. In the year ended December 31, 1999, the Company's largest dealer accounted for approximately three percent of the Company's sales. The Company generally manufactures its homes only after receipt of orders from its dealers, and sales backlogs in the manufactured housing industry are traditionally short.

     Retail prices for the Company's single section homes typically range from approximately $25,000 to $50,000 and from approximately $35,000 to $100,000 for multi-sections. The Company's homes generally fall within the low to mid price range of the industry.

     Manufactured homes were sold by the Company during 1999 to dealers in most of the continental United States. Transportation charges from the point of manufacture to the dealer are an important factor in the cost of a manufactured home and often influence a dealer's preference for similar products. In general, most retail outlets are located within a 500 mile radius of the manufacturing facility serving the dealer.

     In each of the geographical areas in which the Company operates, it faces direct competition from other manufacturers, some of whom are larger than the Company and possess greater financial resources. This group of competitors consists of manufacturers who compete with the Company on a national level as well as many others who are only regional in scope. According to data from the National Conference of States on Building Codes and Standards (NCSBCS) at the end of 1999, there were 71 companies operating 323 facilities producing manufactured housing in the United States. Due to transportation complexities, none of the Company's products, and very little of the industry's products are shipped outside the United States. Since the manufactured homes sold by the Company are a form of housing, changes in factors which influence the national housing market usually affect the Company's business, either beneficially or adversely.

     In addition, the quality and number of manufactured home developments with space available for new homes sometimes affect the market for manufactured homes. Manufactured home parks and placement of manufactured homes on real-estate type scattered sites or subdivisions are generally subject to local zoning ordinances and other local regulations. Any limitation of the availability of space for manufactured homes due to any cause, including such local ordinances, could adversely affect the Company's business.

     In 1999, Irish Homes, Inc., a wholly-owned subsidiary of the Company, began a retail center in Elkhart, Indiana. Irish Homes, Inc., commenced operations in 1988 to develop subdivisions using the Company's manufactured homes. The homes located within subdivisions include a garage and are placed on a foundation with landscaping, concrete and other work, performed on site by independent contractors.

     In 1998, Statesville Housing Center, Inc. was formed as a wholly-owned subsidiary of the Company and began operations as a retail dealer of the Company's homes. This retail center is located in Statesville, North Carolina within a mile of one of the Company's manufacturing plants.

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

     The Company's ability to sell is dependent to a considerable degree upon the availability and terms of financing both to its dealers and to retail customers. Consequently, increases in interest rates or tightening of credit through governmental action or otherwise could adversely affect the Company's business. Conversely, a lowering of interest rates or relaxation of credit restraints could improve the Company's business.

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

     Retail customers often finance their purchases with funds borrowed from banks, finance companies and savings and loan associations. Such retail finance arrangements sometimes call for an effective interest rate considerably higher than that imposed for conventional home mortgage financing.

EMPLOYEES

     As of March 13, 2000, the Company had approximately 1,350 full-time employees.

ITEM 2. PROPERTIES.

Syracuse, Indiana                                 Sheridan, Oregon
Yoder, Kansas                                     Ocala, Florida
Dorchester, Wisconsin                             Statesville, North Carolina
 Plant #1                                         Hamilton, Alabama
 Plant #2                                         Tuscumbia, Alabama
Leola, Pennsylvania                               Goshen, Indiana

     The Company's executive office and engineering and design center is located in Goshen, Indiana. The remaining locations are manufacturing facilities.

     The Company owns all of its properties in fee simple and believes that its facilities and equipment contained therein are well maintained and in good condition. All of the Company's manufacturing facilities are intended for the manufacture of manufactured homes, and in the Company's judgment, all are adequate for their current use.

     The Company's plants are utilized during one shift per day.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders for the three months ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's 1999 Annual Report to Shareholders is an exhibit of this filing. The information under the caption "Capital Stock" on page four of the report is incorporated by reference as Item 5 of this filing.

ITEM 6. SELECTED FINANCIAL DATA.

     The Company's 1999 Annual Report to Shareholders is an exhibit of this filing. The information under the caption "Selected Financial Data" on page one of the report is incorporated by reference as Item 6 of this filing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company's 1999 Annual Report to Stockholders is an exhibit of this filing. The information contained on pages one through three of the report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference as Item 7 of this filling.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's 1999 Annual Report to Stockholders is an exhibit of this filing. The 1999, 1998 and 1997 consolidated financial statements and footnotes thereto, together with the report thereon of Crowe, Chizek and Company LLP dated February 15, 2000, on pages six through fourteen of the report are incorporated by reference as Item 8 of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Edward J. Hussey, age 82, has been President, Chairman of the Board and a Director of the Company (or it predecessors) since 1960, and is the father of Edward Joseph Hussey and Michael F. Hussey.

     Edward Joseph Hussey, age 52, is an attorney and a son of Edward J. Hussey. He has been a Director of the Company since 1981, Secretary of the Company since 1985 and was named Vice President of the Company in 1990. In September, 1987, he began employment with the Company on a full time basis. Since 1975, he has been associated with the law firm of Hodges & Davis P.C., where he is still a shareholder.

     Michael F. Hussey, age 43, has been employed by the Company since 1980. He was named Vice President of Finance in 1984 and became a Director in 1988. He is the son of Edward J. Hussey.

     David M. Huffine, age 51, has been a Director of the Company since 1988. He has also held the position of President of I.M. Homes, Inc., Rocky Ford, Colorado since 1997. Prior thereto, he was President of Sky View Homes, Inc., Chairman of the Board of Rampart Investigations, and Vice President of Calumet Securities Corporation.

     Mitchell Day, age 44, has been a Director since 1995. He has also been President of Day

Equipment Corporation, Goshen, Indiana since 1984.

     Ralph D. Ray, age 67, has been employed in various management positions with the Company for 30 years. He has been Treasurer of the Company since 1984.

     Dorothy L. Peterson, age 88, has been employed with the Company since 1952. She was appointed Assistant Treasurer in 1985.

     Marc A. Dosmann, age 47, joined the Company in February, 1995 as Vice President and Chief Financial Officer. From January, 1990 to February, 1995, he was Corporate Controller of Leer, Inc.

     Bruce A. McMillan, age 48, has served the Company in various capacities for 25 years. He was appointed to the position of Vice President of Sales in 1994.

     Ronald Atkins, age 49, has served the Company in manufacturing and purchasing functions since 1981. During 1996, he was appointed to the position of Vice President of Purchasing.

         Nader Tomasbi, age 40, joined the Company in July 1994. In 1998, he was appointed as Vice President of Engineering and Design.

     Brian L. Christner, age 40, joined the Company in December 1994 as Controller. Previously he was Controller at Life Treatment Centers, Inc.

ITEM 11. EXECUTIVE COMPENSATION.

     The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000 includes information under the captions "Executive Compensation and Shareowner Return Performance Presentation" on pages six through eight. Those sections are exhibits of this filing and are incorporated by reference as Item 11 of this filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000 includes information under the caption "Shares Outstanding and Voting Rights" on pages two and three. This section is an exhibit of this filing and is incorporated by reference as Item 12 of this filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2000 includes information in footnotes four and seven on page five. This information is incorporated by reference as item 13 of this filing.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report on Form 10-K:


     1.   FINANCIAL STATEMENTS
     Consolidated Balance Sheet at December 31, 1999 and 1998   See Shareholder Annual Report
                                                                    Page 6

     Consolidated Statements of Income                          See Shareholder Annual Report
       for Years Ended December 31, 1999, 1998 and 1997             Page 8

     Consolidated   Statements  of  Changes  in  Shareholders'  See Shareholder Annual Report
       Equity for the Years Ended  December 31, 1999,  1998         Page 8
       and 1997

     Consolidated  Statements  of Cash  Flows  for  the  Years  See Shareholder Annual Report
       Ended December 31, 1999, 1998 and 1997                       Page 9

     Notes to Consolidated Financial Statements                 See Shareholder Annual Report
                                                                    Page 10

     Report of Independent Auditors                             See Shareholder Annual Report
      (Crowe, Chizek and Company LLP)                               Page 14


     (a) 3. EXHIBITS

     The exhibits filed with this Form 10-K are listed in the exhibit index located on page 12.

     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 1999.

                                   SIGNATURES

     Following the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              LIBERTY HOMES, INC.
                                                 (Registrant)

March 29, 2000                              By: /S/ MARC A. DOSMANN
                                            -----------------------
                                                Marc A. Dosmann
                                                Vice President - CFO
                                    (Principal Financial and Accounting Officer)

     Following the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        /s/ Edward J. Hussey
 ------------------------------------
            Edward J. Hussey               President, Director, Chairman of
                                                the Board of Directors
                                             (Principal Executive Officer)
                                                     March 29, 2000

       /s/ Edward Joseph Hussey            Director, Vice President, Secretary
 -------------------------------------            & Assistant Treasurer
           Edward Joseph Hussey                        March 29, 2000

       /s/ Michael F. Hussey               Director and Vice President - Finance
 --------------------------------------              March 29, 2000
           Michael F. Hussey


                                  EXHIBIT INDEX

                                                                                               PAGE

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

10(d)    Split-Dollar Insurance Plan effective June 11, 1993 between                              *
         the Company and Nancy A. Parrish and John P. Hussey, Trustees
         for the Michael F. Hussey 1993 Irrevocable Trust (File #0-55555,
         Form 10-K for the year ended December 31, 1993)

13       Annual Report to Shareholders for 1999

         (Except for those portions of this report which are expressly incorporated by reference in this Form 10-K, the information contained in such 1999 Annual Report to Shareholders is not deemed "filed" as part of this Form 10-K).


21       List of Subsidiaries

27       Financial Data Schedule

*  Incorporated by reference