Form 10-Q
period 2000-03-31
LIBERTY HOMES INC
filed 2000-05-15
CIK 59240

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

(Mark One)

  X                Quarterly Report Pursuant to Section 13 or
-----             15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 2000.

                                     - or -

                   Transition Report Pursuant to Section 13 or
-----             15(d) of the Securities Exchange Act of 1934
               For the Transition Period From ________ to_______.

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

                                 (219) 533-0431
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                                   Shares of Outstanding
Class                                                at May 1, 2000
-----                                              ----------------------
Class A Common Stock, $1.00 par value                     2,192,008

Class B Common Stock, $1.00 par value                     1,706,247


                                     1 of 10

                               INDEX

PART I - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                                                          Pages
                                                                          -----
General                                                                     3

Item 1.     Consolidated Financial Statements -
                     Liberty Homes, Inc.

            Consolidated Balance Sheet, as of
                     March 31, 2000 and December 31, 1999                   4

            Consolidated Statement of Income, for the
                     three months ended March 31, 2000 and 1999             5

            Consolidated Statement of Cash Flows for the
                     three months ended March 31, 2000 and 1999             6

            Notes to Consolidated Financial Statements                      7

Item 2.     Management's Discussion and Analysis
                     of Financial Condition and
                     Results of Operations                                  8-9

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                          9

                  Signature                                                 10

                   PART I - CONSOLIDATED FINANCIAL INFORMATION

GENERAL

         The consolidated financial statements and footnotes thereto listed in the Index on page 2 of this report have been prepared using generally accepted accounting principles applied on a basis consistent with 1999. The results of operations for the interim period presented are not necessarily indicative of results to be expected for the year. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.

                               LIBERTY HOMES, INC.
                           CONSOLIDATED BALANCE SHEET
                   as of March 31, 2000 and December 31, 1999

                                              March 31,          December 31,
ASSETS                                          2000                 1999
------                                          ----                 ----
  Current assets:
     Cash and cash equivalents              $ 5,761,000          $10,555,000
     Short term investments                     485,000            6,535,000
     Receivables                             17,906,000           10,248,000
     Inventories                             17,439,000           15,327,000
     Deferred tax asset                       2,240,000            2,240,000
     Income taxes refundable                  1,127,000              715,000
     Prepayments and other                    1,859,000            1,988,000
                                          --------------       --------------


         Total current assets                46,817,000           47,608,000
                                          --------------       --------------



  Property, plant and equipment:

     Land                                     1,928,000            1,926,000
     Buildings and improvements              28,766,000           28,241,000
     Machinery and equipment                 21,179,000           20,742,000
                                          --------------       --------------

                                             51,873,000           50,909,000

     Less accumulated  depreciation          24,087,000           23,429,000
                                          --------------       --------------

                                             27,786,000           27,480,000
                                          --------------       --------------

Total assets                                $74,603,000          $75,088,000
                                          ==============       ==============

                                                  March 31,            December 31,
 LIABILITIES                                        2000                  1999
 -----------                                        ----                  ----
   Current liabilities:
      Accounts payable                           $6,982,000           $2,216,000
      Dividend payable                              273,000              273,000
      Accrued compensation & payroll taxes        2,360,000            2,479,000
      Other accrued liabilities                   6,574,000           10,837,000

                                             ---------------       --------------
          Total current liabilities              16,189,000           15,805,000
   Deferred income taxes                          2,420,000            2,420,000
                                             ---------------       --------------
   Minority interest in subsidiaries              1,389,000            1,341,000
                                             ---------------       --------------
   Contingent liabilities (see notes)


 SHAREHOLDER'S EQUITY
   Capital Stock:
     Class A, $1 par value
       Authorized-7,500,000 Shares
          Issued & outstanding-2,198,000
          in 2000 & in 1999                       2,198,000            2,198,000
     Class B, $1 par value
       Authorized-3,500,000 Shares
          Issued & outstanding-1,706,000
          in 2000 & in 1999                       1,706,000            1,706,000


   Other capital                                     83,000               83,000

   Retained earnings                             50,618,000           51,535,000
                                             ---------------       --------------

                                                 54,605,000           55,522,000
                                             ---------------       --------------

 Total liabilities and stockholder's equity     $74,603,000          $75,088,000
                                             ===============       ==============

                               LIBERTY HOMES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

               for the three months ended March 31, 2000 and 1999

                                  ------------

                                                                       2000                    1999
                                                                       ----                    ----
Net sales                                                               $36,276,000             $44,350,000

Cost of sales                                                            33,152,000              38,541,000
                                                                      -------------           -------------

         Gross profit                                                     3,124,000               5,809,000

Selling, general and administrative
         expenses                                                         4,350,000               4,919,000
                                                                      -------------           -------------

         Operating income (loss)                                        (1,226,000)                 890,000

Interest and other income                                                  234,0000                 291,000
                                                                      -------------           -------------

         Income (loss) before minority interest                           (992,000)               1,181,000
             and income taxes

Minority interest                                                          (48,000)               (133,000)

Income tax (expense) benefit                                                397,000               (449,000)
                                                                      -------------           -------------

         Net income (loss)                                               $(643,000)                $599,000
                                                                      =============           =============

Share income (loss) per outstanding Common
         Share - basic and fully diluted                                 $(0.16)                  $0.15
                                                                         =======                  =====

Weighted average shares outstanding                                       3,904,000               3,937,000
                                                                      =============           =============

Cash dividend per share:

         Class A Common Stock                                              $0.07                   $0.07
                                                                           =====                   =====

         Class B Common Stock                                              $0.07                   $0.07
                                                                           =====                   =====

                               LIBERTY HOMES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

               for the three months ended March 31, 2000 and 1999

                                 ---------------

                                                                                    2000                     1999
                                                                                    ----                     ----
Cash flows from operating activities:
         Net income (loss)                                                     $  (643,000)          $      599,000
         Adjustment to reconcile net income
               to net cash used in operating activities -
               Depreciation                                                        658,000                  656,000
               Deferred income taxes                                                    --                  (33,000)
               Minority interest                                                    48,000                  133,000

         Changes in assets and liabilities:
                Receivables                                                     (7,658,000)              (9,952,000)
                Inventories                                                     (2,112,000)              (2,599,000)
                Prepayments and other                                              129,000                 (473,000)
                Accounts payable                                                 4,766,000                4,353,000
                Other current liabilities                                       (4,383,000)              (3,199,000)
                Income taxes receivable/payable                                   (412,000)              (1,136,000)
                                                                              -------------           --------------

Net cash used in operating activities                                           (9,607,000)             (11,651,000)
                                                                              -------------           --------------

Cash flows provided by (used in) investing activities --
         Additions to property, plant and equipment                               (964,000)              (1,327,000)
         Redemption of (investment in) short-term investments                    6,050,000               (1,000,000)
                                                                              -------------           --------------

Net cash provided by (used in) investing activities                              5,086,000               (2,327,000)
                                                                              -------------           --------------

Cash flows used in financing activities -
         Cash dividends paid                                                      (273,000)                (274,000)
         Minority interest contributed capital                                          --                   11,000
         Retirement of common stock                                                     --                 (258,000)
                                                                              -------------           --------------

Net cash used in financing activities                                             (273,000)                (521,000)
                                                                              -------------           --------------

Net decrease in cash and cash equivalents                                       (4,794,000)             (14,499,000)
                                                                              -------------           --------------

Cash and cash equivalents at beginning of period                                10,555,000               18,441,000
                                                                              -------------           --------------

Cash and cash equivalents at end of period                                     $ 5,761,000              $ 3,942,000
                                                                            ==============           ==============

Supplemental disclosures of cash flow information - cash
         paid during the period for income taxes                               $    19,000              $ 1,822,000
                                                                            ==============           ==============

                                OTHER INFORMATION

SHORT TERM INVESTMENTS:

         Short-term investments consist primarily of certificates of deposits with original maturities greater than 90 days.

INVENTORIES:

         Inventories, consisting primarily of raw materials, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

CONTINGENT LIABILITIES:

         Repurchase Obligations -- The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default. The Company's exposure to loss under such agreements is reduced by the resale of the repurchased home. The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of March 31, 2000 will not have a significant impact on the financial condition of the Company.

         Other Contingencies -- Letters of Credit totaling $500,000 have been issued to the Company's insurance carriers who have underwritten the Company's insurance programs.

REVENUE RECOGNITION:

         The Company recognizes revenue when the product is shipped to independent dealers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

         Cash, cash equivalents and short term investments as of March 31, 2000 and December 31, 1999 were $6,246,000 and $17,090,000, respectively.
Working capital as of March 31, 2000 and December 31, 1999 was $30,628,000 and $31,803,000, respectively. The decrease of these items has been caused by accounts receivable and inventory increases as the Company's operations expand over the normal year-end base, and by the funding of various property, plant and equipment projects. Although the Company continues its Common Stock Repurchase Program efforts, no shares were repurchased during the quarter.

Results of Operations

         Net sales for the first quarter of 2000 were $36,276,000, a decrease of $8,074,000 from the same quarter of 1999. The sales activity of the Company followed the industry trend during the first quarter. Statistics comparing the first quarter of 2000 to the same period in 1999 and reported by the National Conference of States on Building Codes and Standards show for the industry a 22% drop in homes shipped and a 20% drop in floors shipped. This downturn in sales was caused, in part, by an overproduction of homes by the industry relative to retail sales in prior periods. Additionally, the industry has seen a tightening of credit on both the wholesale and retail financing of our homes. This tightening has been caused by the decision of several major financing companies to cease doing business in the manufactured housing industry along with a reluctance by the secondary market to purchase retail contracts of the finance companies thus causing a sharp increase in interest rates for our retail customers. Comparatively, the Company experienced a 22% drop in homes shipped, a 19% drop in floors shipped and an 18% decline in net sales. The reduction in sales had an adverse effect on net income for the first quarter of 2000. The Company had a net loss of $643,000 for the first quarter of 2000 compared to net income of $599,000 for the same quarter in 1999.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27 - Financial Data Schedule

         No reports on Form 8-K for January, February or March, 2000 have been filed.

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

Dated    May 15, 2000
         ------------