Form 10-Q
period 2000-06-30
LIBERTY HOMES INC
filed 2000-08-14
CIK 59240

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

(Mark One)
  X                   Quarterly Report Pursuant to Section 13 or
                      15(d) of the Securities Exchange Act of 1934
                     For the quarterly period ended June 30, 2000.

                                     - or -

_____               Transition Report Pursuant to Section 13 or
                    15(d) of the Securities Exchange Act of 1934
                 For the Transition Period From ________ to _______.


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                                     Shares of Outstanding
Class                                                   at August 2, 2000
-----                                                   -----------------
Class A Common Stock, $1.00 par value                      2,135,613

Class B Common Stock, $1.00 par value                      1,674,247


                                     1 of 12

                                      INDEX


                                                                                       Pages
                                                                                       -----
PART I - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

General                                                                                    3
Item 1.           Consolidated Financial Statements -
                       Liberty Homes, Inc.

                  Consolidated Balance Sheet, as of                                        4
                       June 30, 2000 and December 31, 1999

                  Consolidated Statement of Income, for the                                5
                       three months ended June 30, 2000 and 1999

                  Consolidated Statement of Income, for the                                6
                       six months ended June 30, 2000 and 1999

                  Consolidated Statement of Cash Flows for the                             7
                       six months ended June 30, 2000 and 1999

                  Notes to Consolidated Financial Statements                           8 - 9

Item 2.           Management's Discussion and Analysis of Financial                   9 - 11
                  Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                        11

                  Signature                                                               12

                   PART I - CONSOLIDATED FINANCIAL INFORMATION

GENERAL

     The consolidated financial statements and footnotes thereto listed in the Index on page 2 of this report have been prepared using generally accepted accounting principles applied on a basis consistent wi h 1999. The results of operations for the interim period presented are not necessarily indicative of results to be expected for the year. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.

                               LIBERTY HOMES, INC.
                           CONSOLIDATED BALANCE SHEET
                    as of June 30, 2000 and December 31, 1999


                                  June 30,      December 31,                                              June 30,    December 31,
ASSETS                              2000           1999         LIABILITIES                                2000           1999
------                              ----           ----         -----------                                ----           ----
  Current assets:                                                 Current liabilities:
    Cash and cash equivalents     $ 7,549,000   $10,555,000         Accounts payable                     $ 4,662,000   $ 2,216,000
    Short term investments            385,000     6,535,000         Dividend payable                         271,000       273,000
    Receivables                    15,406,000    10,248,000         Accrued compensation & payroll         1,954,000     2,479,000
                                                                     taxes
    Inventories                    19,798,000    15,327,000         Other accrued liabilities              8,138,000    10,837,000
    Deferred tax asset              2,240,000     2,240,000         Floor plan financing payable           4,651,000            --
                                                                                                         -----------   -----------
    Income taxes refundable         1,620,000       715,000             Total current liabilities         19,676,000    15,805,000
                                                                                                         -----------   -----------
    Prepayments and other           1,950,000     1,988,000          Deferred income taxes                 2,420,000     2,420,000
                                  -----------    ----------                                              -----------   -----------
                                                                  Minority interest in subsidiaries        1,358,000     1,341,000
                                                                                                         ------------  -----------
         Total current assets      48,948,000    47,608,000      Contingent liabilities (see notes)
                                  -----------   -----------
                                                                  SHAREHOLDER'S EQUITY
                                                                  --------------------
                                                                     Capital Stock:
                                                                       Class A, $1 par value
                                                                         Authorized-7,500,000 Shares
                                                                           Issued & outstanding-2,184,000
                                                                           in 2000 & 2,198,000 in 1999     2,184,000     2,198,000
  Property, plant and equipment:                                       Class B, $1 par value
                                                                         Authorized-3,500,000 Shares
    Land                            1,928,000     1,926,000                 Issued & outstanding-1,684,000
    Buildings and improvements     29,384,000    28,241,000                 in 2000 & 1,706,000 in 1999    1,684,000     1,706,000
    Machinery and equipment        21,462,000    20,742,000
                                  -----------   -----------
                                   52,774,000    50,909,000                 Other capital                     83,000        83,000
    Less accumulated depreciation  24,809,000    23,429,000                 Retained earnings             49,508,000    51,535,000
                                  -----------    ----------                                              -----------   -----------
                                   27,965,000    27,480,000                                               53,459,000    55,522,000
                                  -----------   -----------                                              -----------   -----------
Total assets                      $76,913,000   $75,088,000                 Total liabilities and
                                  ===========   ===========                 stockholder's equity         $76,913,000   $75,088,000
                                                                                                         ===========   ===========

                               LIBERTY HOMES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                for the three months ended June 30, 2000 and 1999

                                  ------------


                                                      2000             1999
                                                      ----             ----
Net sales                                          $ 34,773,000    $ 49,133,000

Cost of sales                                        31,680,000      42,081,000
                                                   ------------    ------------

         Gross profit                                 3,093,000       7,052,000

Selling, general and administrative
         expenses                                     4,361,000       4,840,000
                                                   ------------    ------------

         Operating income (loss)                     (1,268,000)      2,212,000

Interest and other income                               169,000         266,000
                                                   ------------    ------------

         Income (loss) minority interest and         (1,099,000)      2,478,000
              income taxes

Minority interest                                        31,000        (158,000)

Income tax benefit (expense)                            439,000        (959,000)
                                                   ------------    ------------

         Net income (loss)                         $   (629,000)   $  1,361,000
                                                   ============    ============

Share income (loss) per outstanding Common
         Share - basic and fully diluted           $       (.16)   $        .35
                                                   ============    ============

Weighted average shares outstanding                   3,899,000       3,913,000
                                                   ============    ============

Cash dividend per share:

         Class A Common Stock                      $        .07    $        .07
                                                   ============    ============

         Class B Common Stock                      $        .07    $        .07
                                                   ============    ============

                               LIBERTY HOMES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                 for the six months ended June 30, 2000 and 1999

                                  ------------


                                                                  2000            1999
                                                                  ----            ----
Net sales                                                    $ 71,049,000    $ 93,483,000

Cost of sales                                                  64,832,000      80,622,000
                                                             ------------    ------------

         Gross profit                                           6,217,000      12,861,000

Selling, general and administrative
         expenses                                               8,711,000       9,759,000
                                                             ------------    ------------

         Operating income (loss)                               (2,494,000)      3,102,000

Interest and other income                                         403,000         557,000
                                                             ------------    ------------

         Income (loss) before minority interest and income     (2,091,000)      3,659,000
         taxes

Minority interest                                                 (17,000)       (291,000)

Income tax benefit (expense)                                      836,000      (1,408,000)
                                                             ------------    ------------

         Net income (loss)                                   $ (1,272,000)   $  1,960,000
                                                             ============    ============

Share income (loss) per outstanding Common
         Share - basic and fully diluted                     $       (.33)   $        .50
                                                             ============    ============

Weighted average shares outstanding                             3,902,000       3,925,000
                                                             ============    ============

Cash dividend per share:

         Class A Common Stock                                $        .14    $        .14
                                                             ============    ============

         Class B Common Stock                                $        .14    $        .14
                                                             ============    ============

                               LIBERTY HOMES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 for the six months ended June 30, 2000 and 1999

                                 ---------------


                                                                            2000              1999
                                                                            ----              ----
Cash flows from operating activities:
         Net income (loss)                                              $ (1,272,000)   $  1,960,000
         Adjustment to reconcile net income
               to net cash used in operating activities -
               Depreciation                                                1,380,000       1,326,000
               Deferred income taxes                                            --           (70,000)
               Minority interest                                              17,000         291,000

         Changes in assets and liabilities:
                Receivables                                               (5,158,000)    (13,825,000)
                Income taxes payable/receivable                             (905,000)       (757,000)
                Inventories                                               (4,471,000)     (2,303,000)
                Prepayments and other                                         38,000        (296,000)
                Accounts payable                                           2,446,000       5,189,000
                Other current liabilities                                 (3,226,000)     (1,119,000)
                                                                        ------------    ------------

Net cash used in operating activities                                    (11,151,000)     (9,604,000)
                                                                        ------------    ------------

Cash flows provided by (used in) investing activities --
         Additions to property, plant and equipment                       (1,865,000)     (1,919,000)
         Redemption of (investment in) short-term investments              6,150,000         765,000
                                                                        ------------    ------------
Net cash provided by (used in) investing activities                        4,285,000      (1,154,000)
                                                                        ------------    ------------

Cash flows provided by (used in) financing activities -
         Cash dividends paid                                                (545,000)       (548,000)
         Floor plan financing                                              4,651,000            --
         Minority interest contributed capital                                  --            10,000
         Retirement of common stock                                         (246,000)       (421,000)
                                                                        ------------    ------------
Net cash provided by (used in) financing activities                        3,860,000        (959,000)
                                                                        ------------    ------------
Net decrease in cash and cash equivalents                                 (3,006,000)    (11,717,000)
                                                                        ------------    ------------
Cash and cash equivalents at beginning of period                          10,555,000      18,441,000
                                                                        ------------    ------------
Cash and cash equivalents at end of period                              $  7,549,000    $  6,724,000
                                                                        ============    ============
Supplemental disclosures of cash flow information - cash
         paid during the period for income taxes and interest expense   $    144,000    $  2,164,000
                                                                        ============    ============

                                OTHER INFORMATION

SHORT TERM INVESTMENTS:

         Short-term investments consist primarily of certificates of deposits with original maturities greater than 90 days.

INVENTORIES:

         Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

FLOOR PLAN FINANCING PAYABLE:

         The Company has made arrangements with certain finance companies to provide lines of credit to support the Company's expansion into retail distribution of its manufactured homes. The lines of credit are used to finance inventory held at the Company's Retail Centers. Advances are made from the line of credit when a home is delivered to a Retail Center. The terms of these arrangements require monthly interest at rates that vary from 1/2% to 1% over prime. The principal is repaid at the earlier of the time the home is sold to a retail customer or one year from delivery of the home to the retail center.

CONTINGENT LIABILITIES:

         Repurchase Obligations

         The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default. The Company's exposure to loss under such agreements is reduced by the resale of the repurchased home. The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of June 30, 2000 will not have a significant impact on the financial condition of the Company.

         Other Contingencies

         Letters of Credit totaling $500,000 have been issued to the Company's insurance carriers who have underwritten the Company's insurance programs.

REVENUE RECOGNITION:

         The Company recognizes revenue when the product is shipped to independent dealers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Liquidity and Capital Resources

         Cash, cash equivalents and short term investments as of June 30, 2000 and December 31, 1999 were $7,934,000 and $17,090,000, respectively. Working capital as of June 30, 2000 and December 31, 1999 was $29,272,000 and $31,803,000, respectively. Establishment of two retail centers in Florida and two in Texas, the funding of various manufacturing facility projects and the seasonal expansion of trade receivables had the main effects on reduced liquidity during the current period. Also during the six months ended June 30, 2000, the Company repurchased a total of 36,000 shares of common stock under the program initiated in 1994 and subsequently amended to acquire up to 900,000 shares of its common stock.

         Results of Operations

         Net sales for the second quarter of 2000 were $34,773,000, a decrease of $14,360,000 from the same quarter of 1999. The sales activity of the Company followed the industry trend during the quarter. Statistics comparing April and May of 2000 (the latest figures available) to the same period in 1999 and reported by the National Conference of States on Building Codes and Standards show the industry suffered a 26% drop in homes shipped and a 24% drop in floors shipped. This downturn in sales was caused, in part, by an overproduction of homes in prior periods by the industry relative to retail sales in prior periods. Also, the industry has seen a tightening of credit on both the wholesale and retail financing of homes. This tightening has been caused by the decision of several major financing companies to cease doing business in the manufactured housing industry along with a reluctance by the secondary market to purchase retail contracts of the finance companies thus causing a sharp increase in interest rates for our retail customers. Furthermore, increased retail and wholesale loan defaults have caused a corresponding increase of repossessed homes to be offered for resale, which has displaced some demand for newly manufactured homes. Comparatively, the Company experienced a 34% drop in homes shipped, a 30% drop in floors shipped and a 29% decline in net sales. The reduction in sales had an adverse effect on net income for the second quarter of 2000. The Company had a net loss of $629,000 for the second quarter of 2000 compared to net income of $1,361,000 for the same quarter in 1999.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27 - Financial Data Schedule

         No reports on Form 8-K for April, May or June, 2000 have been filed.

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



                                   LIBERTY HOMES, INC.
                                   --------------------
                                       Registrant



                                   BY: /s/ MARC A. DOSMANN
                                       ------------------------
                                            Marc A. Dosmann
                                   Vice President - Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Dated August 14, 2000