Form 10-Q
period 2000-09-30
LIBERTY HOMES INC
filed 2000-11-13
CIK 59240

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000.
or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                to                .

Commission File Number 0-5555

LIBERTY HOMES, INC.
(Exact name of registrant as specified in its charter)

Indiana (State of Incorporation)	35-1174256 (IRS Employer Identification No.)
PO Box 35, Goshen, Indiana (Address of principal executive offices)	46527 (ZIP Code)

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

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Shares of Outstanding at November 5, 2000
Class A Common Stock, $1.00 par value	2,083,170
Class B Common Stock, $1.00 par value	1,669,697

INDEX

		Pages
Part I—Consolidated Financial Information (Unaudited)
General
Item 1.	Consolidated Financial Statements—Liberty Homes, Inc.	3
	Consolidated Balance Sheet, as of September 30, 2000 and December 31, 1999	4
	Consolidated Statement of Income, for the three months ended September 30, 2000 and 1999	5
	Consolidated Statement of Income, for the nine months ended September 30, 2000 and 1999	6
	Consolidated Statement of Cash Flows for the nine months ended September 30, 2000 and 1999	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Part II—Other Information
Item 6.	Exhibits and Reports on Form 8-K	10
	Signature	11

PART I—CONSOLIDATED FINANCIAL INFORMATION

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

LIBERTY HOMES, INC.

CONSOLIDATED BALANCE SHEET

as of September 30, 2000 and December 31, 1999

	September 30, 2000	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$6,622,000	$10,555,000
Short term investments	350,000	6,535,000
Receivables	15,445,000	10,248,000
Inventories	20,571,000	15,327,000
Deferred tax asset	2,240,000	2,240,000
Income taxes refundable	1,913,000	715,000
Prepayments and other	1,917,000	1,988,000

Total current assets	49,058,000	47,608,000

Property, plant and equipment:
Land	1,928,000	1,926,000
Buildings and improvements	29,604,000	28,241,000
Machinery and equipment	21,599,000	20,742,000

	53,131,000	50,909,000
Less accumulated depreciation	25,505,000	23,429,000

	27,626,000	27,480,000

Total assets	$76,684,000	$75,088,000

LIABILITIES
Current liabilities:
Accounts payable	$4,581,000	$2,216,000
Dividend payable	266,000	273,000
Accrued compensation & payroll taxes	1,900,000	2,479,000
Other accrued liabilities	9,191,000	10,837,000
Floorplan financing payable	5,825,000	—

Total current liabilities	21,763,000	15,805,000

Deferred income taxes	2,420,000	2,420,000

Minority interest in subsidiaries	1,255,000	1,341,000

Contingent liabilities (see notes)
SHAREHOLDER'S EQUITY
Capital Stock:
Class A, $1 par value
Authorized—7,500,000 Shares Issued & outstanding—2,126,000 in 2000 & 2,198,000 in 1999	2,126,000	2,198,000
Class B, $1 par value
Authorized—3,500,000 Shares Issued & outstanding—1,674,000 in 2000 & 1,706,000 in 1999	1,674,000	1,706,000
Other capital	83,000	83,000
Retained earnings	47,363,000	51,535,000

	51,246,000	55,522,000

Total liabilities and stockholder's equity	$76,684,000	$75,088,000

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF INCOME

for the three months ended September 30, 2000 and 1999

	2000	1999
Net sales	$28,710,000	$47,259,000
Cost of sales	26,910,000	41,584,000

Gross profit	1,800,000	5,675,000
Selling, general and administrative expenses	4,461,000	4,758,000

Operating income (loss)	(2,661,000)	917,000
Interest expense	(139,000)	—
Interest and other income	108,000	269,000

Income (loss) before minority interest and income taxes	(2,692,000)	1,186,000
Minority interest	103,000	(102,000)
Income tax benefit (expense)	1,077,000	(456,000)

Net income (loss)	$(1,512,000)	$628,000

Share income (loss) per outstanding Common Share—basic and fully diluted	$(.40)	$.16

Weighted average shares outstanding	3,811,000	3,909,000

Cash dividend per share:
Class A Common Stock	$.07	$.07

Class B Common Stock	$.07	$.07

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF INCOME

for the nine months ended September 30, 2000 and 1999

	2000	1999
Net sales	$99,877,000	$140,742,000
Cost of sales	91,742,000	122,206,000

Gross profit	8,135,000	18,536,000
Selling, general and administrative expenses	13,172,000	14,517,000

Operating income (loss)	(5,037,000)	4,019,000
Interest expense	(228,000)	—
Interest and other income	482,000	826,000

Income (loss) before minority interest and income taxes	(4,783,000)	4,845,000
Minority interest	86,000	(393,000)
Income tax benefit (expense)	1,913,000	(1,864,000)

Net income (loss)	$(2,784,000)	$2,588,000

Share income (loss) per outstanding Common Share—basic and fully diluted	$(.72)	$.66

Weighted average shares outstanding	3,871,000	3,920,000

Cash dividend per share:
Class A Common Stock	$.21	$.21

Class B Common Stock	$.21	$.21

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

for the nine months ended September 30, 2000 and 1999

	2000	1999
Cash flows from operating activities:
Net income (loss)	$(2,784,000)	$2,588,000
Adjustment to reconcile net income to net cash used in operating activities—
Depreciation	2,076,000	2,017,000
Minority interest in income	(86,000)	393,000
Changes in assets and liabilities:
Receivables	(5,197,000)	(11,358,000)
Inventories	(5,244,000)	(2,874,000)
Prepayments and other	71,000	(313,000)
Accounts payable	2,365,000	6,041,000
Accrued liabilities	(2,232,000)	511,000
Income taxes payable/receivable	(1,198,000)	(458,000)

Net cash used in operating activities	(12,229,000)	(3,453,000)

Cash flows provided by (used in) investing activities
Additions to property, plant and equipment	(2,222,000)	(2,774,000)
Redemption of (investment in) short-term investment	6,185,000	(1,235,000)

Net cash provided by (used in) investing activities	3,963,000	(4,009,000)

Cash flows provided by (used in) financing activities—
Cash dividends paid	(807,000)	(822,000)
Floorplan financing	5,825,000	—
Minority interest contributed capital	—	60,000
Retirement of common stock	(685,000)	(472,000)

Net cash provided by (used in) financing activities	4,333,000	(1,234,000)

Net decrease in cash and cash equivalents	(3,933,000)	(8,696,000)
Cash and cash equivalents at beginning of period	10,555,000	18,441,000

Cash and cash equivalents at end of period	$6,622,000	$9,745,000

Supplemental disclosures of cash flow information cash paid during the period for income taxes and interest expense	$302,000	$2,324,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHORT TERM INVESTMENTS:

    Short-term investments consist primarily of certificates of deposits with original maturities greater than 90 days.

INVENTORIES:

    Inventories, consisting primarily of raw materials, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

CONTINGENT LIABILITIES:

  Repurchase Obligations

    The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default. The Company's exposure to loss under such agreements is reduced by the resale of the repurchased home. The Company has established what it believes is an appropriate level of accruals to reflect current and anticipated repurchase activity. The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of September 30, 2000 will not have a significant impact on the financial condition of the Company.

  Other Contingencies

    Letters of Credit totaling $500,000 have been issued to the Company's insurance carriers who have underwritten the Company's insurance programs.

REVENUE RECOGNITION:

    The Company recognizes revenue when the product is shipped to independent dealers.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity and Capital Resources

    Cash, cash equivalents and short term investments as of September 30, 2000 and December 31, 1999 were $6,972,000 and $17,090,000, respectively. Working capital as of September 30, 2000 and December 31, 1999 was $27,295,000 and $31,803,000, respectively. Repurchases of homes due to dealer failure and the establishment of retail sales centers to dispose of these repurchased homes reduced liquidity during the current period. Also during the nine months ended September 30, 2000, the Company repurchased a total of 104,000 shares of common stock under the program initiated in 1994 and subsequently amended to acquire up to 1,100,000 shares of its common stock.

  Results of Operations

    Net sales for the third quarter of 2000 were $28,710,000, as compared to $47,259,000 for the same quarter of 1999. The sales activity of the Company followed the industry trend during the third quarter. This downturn in sales was caused, in part, by an overproduction of homes in prior periods by the industry relative to retail sales in prior periods. This overproduction has resulted in homes being offered by the Company's competitors at discounted prices resulting in a reduction of orders for new homes. Also, the industry has seen a tightening of credit on both the wholesale and retail financing of homes. This tightening has been caused by the decision of several major financing companies to cease doing business in the manufactured housing industry along with a reluctance by the secondary market to purchase retail contracts of the finance companies thus causing an increase in interest rates for our retail customers. In addition, remaining finance companies have tightened underwriting standards resulting in fewer qualifying retail customers and the tightening in the wholesale finance market has caused many of the Company's retailers to reduce inventory. Furthermore, increased retail and wholesale loan defaults have caused a corresponding increase in the number of repossessed homes offered for resale, which has displaced some demand for newly manufactured homes. A substantial number of homes were repurchased by the Company in satisfaction of repurchase obligations the Company has with its dealers' finance companies. The majority of these homes were re-sold by the end of the quarter, while the balance remained in inventory and accordingly reduced sales.

    The reduction in sales and the increase in repurchase activity had an adverse effect on net income for the third quarter of 2000. The Company had an operating loss of $2,661,000 and a net loss of $1,512,000 for the third quarter of 2000 compared to operating income of $917,000 and net income of $628,000 for the same quarter in 1999. The Company provided $1,862,000 for the three months ended September 30, 2000 and $2,863,000 for the nine months ended September 30, 2000 for the losses on the repurchase and resale of its homes.

  Outlook and Risk Factors

    As sales backlogs in the manufactured housing industry are traditionally short and as dealer inventories do not normally fluctuate substantially, the orders that the Company receives are normally indicative of the day-to-day retail sales activity of its products. However, with the tightening in the wholesale financing market, many dealers have chosen to reduce their inventory levels which has had an impact on the Company's sales. Any changes affecting the desire or ability of retail customers to purchase, such as cost, availability of credit and unemployment, have an immediate effect on the Company's operations.

    Subsequent to the end of the third quarter, the Company decided to temporarily close its manufacturing plant in Tuscumbia, Alabama and shift the production of units built in that plant to the Company's Hamilton, Alabama plant. The close proximity of these two plants allows for the transfer of key employees to the Hamilton plant and easy access to the same customer base. The Company is maintaining the Tuscumbia plant in a state of readiness to re-start production when market demand warrants.

PART II—OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27.  Financial Data Schedule

    A Form 8-K was filed on July 21, 2000 to report a modification to the Company's Stock Repurchase Program which increases to 1,100,000 the total share the Company may repurchase under the program which began in November, 1994.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY HOMES, INC. Registrant
BY:
Marc A. Dosmann Vice President—Chief Financial Officer (Principal Financial and Accounting Officer)

Dated  November 14, 2000

QuickLinks

INDEX
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART II—OTHER INFORMATION
SIGNATURE