Form 10-K405
period 2000-12-31
LIBERTY HOMES INC
filed 2001-03-30
CIK 59240

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    Form 10-K



(Mark               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 One)                  OF THE SECURITIES EXCHANGE ACT OF 1934
  X                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.
-----
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM _______ TO _______.
-----

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

As of March 15, 2001, the aggregate market value of the voting Common Stock Class B, held by nonaffiliates (based upon the closing price on such date) was approximately $1,700,000.

Number of shares outstanding of each of the registrant's classes of common stock

                                                        Shares of Outstanding
                      CLASS                              at March 15, 2001
                      -----                              --------------------
Class A Common Stock, $1.00 par value                         2,085,045

Class B Common Stock, $1.00 par value                         1,667,822

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Part II. Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

The Exhibit Index is located on page 13.

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

ITEM 1.  BUSINESS

         Liberty Homes, Inc. (the "Company") was organized as an Indiana corporation in 1970 as the successor to a business founded in 1941. The Company designs, manufactures and sells at wholesale throughout most of the United States a broad line of manufactured homes and modular homes under various trade names. Additionally, it sells at retail in five Company-owned retail centers in Indiana, Florida, Texas and North Carolina. Constructed on a wheel-mounted under-carriage, a manufactured home is a relocatable factory-built dwelling which, when moved to a location, properly set up and connected to utilities, provides permanent housing. A manufactured home may also consist of two or more units which are moved separately and when securely joined together are called multi-sectional housing.

         A manufactured home is to be distinguished from a travel trailer, motor home or other recreational vehicle which is generally used for living accommodations during relatively short periods, primarily for vacation and recreational purposes.

         The Company's typical manufactured home contains a living room, dining room or area, kitchen equipped with range and refrigerator, two, three, four or five bedrooms, and one or more baths complete with tub and/or shower, flush toilet and lavatory. The Company also produces many homes with such additional living spaces as family rooms, sunrooms, dens, utility rooms and porches. The homes are equipped with central heating, carpeting, a choice of coordinated colors and interior decoration, and a wide range of floor plans. Single section homes are 12, 14 or 16 feet wide and vary in overall length from 36 to 80 feet (including about 4 feet for the hitch). Multi-section homes are two or more 12, 14, 15 or 16 foot wide sections, with overall lengths ranging from 36 to 80 feet (including about 4 feet for the hitch).

         The Company's typical modular home is built in two or three sections and is very similar to a multi-section manufactured home, however without a permanent steel chassis.

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

         For the most part, the Company sells its products to numerous independent dealers, most of whom also sell competing products. In the year ended December 31, 2000, the Company's largest dealer accounted for approximately six percent of the Company's sales. The Company generally manufactures its homes only after receipt of orders from its dealers, and sales backlogs in the manufactured housing industry are traditionally short.

         Retail prices for the Company's single section homes typically range from approximately $25,000 to $50,000 and from approximately $35,000 to $100,000 for multi-sections. The Company's homes generally fall within the low to mid price range of the industry.

         Manufactured homes were sold by the Company during 2000 to dealers in most of the continental United States. Transportation charges from the point of manufacture to the dealer are an important factor in the cost of a manufactured home and often influence a dealer's preference for similar products. In general, most retail outlets are located within a 500 mile radius of the manufacturing facility serving the dealer.

         In each of the geographical areas in which the Company operates, it faces direct competition from other manufacturers, some of whom are larger than the Company and possess greater financial resources. This group of competitors consists of manufacturers who compete with the Company on a national level as well as many others who are only regional in scope. According to data from the National Conference of States on Building Codes and Standards (NCSBCS) at the end of 2000, there were 73 companies operating 317 facilities producing manufactured housing in the United States. Since the manufactured homes sold by the Company are a form of housing, changes in factors which influence the national housing market usually affect the Company's business, either beneficially or adversely.

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

         In 2000, the Company formed three subsidiaries, Ocala Housing Center, Inc.; Waverlee Homes of Texas, Inc.; and First American Homes, Inc., to establish temporary retail outlets for homes the Company was obligated to repurchase under agreements with various financial institutions providing inventory financing to the Company's independent dealers.

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

         The Company's ability to sell its homes is dependent to a considerable degree upon the availability and terms of financing both to its dealers and to retail customers. Consequently, increases in interest rates or tightening of credit through governmental action or otherwise could adversely affect the Company's business. Conversely, a lowering of interest rates or relaxation of credit restraints could improve the Company's business.

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

         The construction of manufactured homes, and the plumbing, heating and electrical systems installed therein, are subject to the National Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban Development (HUD) pursuant to authority granted them by the National Manufactured Home Construction and Safety Standards Act of 1974. HUD has also promulgated lengthy and complex regulations to implement and enforce the construction standards, and there are substantial penalties for deviations from the regulations. Construction of the Company's modular homes is subject to state or local modular building codes.

         Dealers who purchase from the Company generally obtain inventory financing from financial institutions (usually banks or finance companies) on a "floor plan" basis whereby the financial institution obtains a lien upon, or title to, all or part of a dealer's inventory. To assist dealers in obtaining such financing, the Company, in accordance with trade practice, generally enters into repurchase agreements with lending institutions whereby the Company, during the period (usually from one to one and one-half year) pending sale to a retail customer, agrees to repurchase a home so financed in the event of the dealer's default and subsequent inability to repay the amount borrowed from the financial institution. In the event of repurchase, the Company will experience a loss if the repurchase price paid to the financial institution plus any related costs of repossession (e.g., freight, repairs and shortages) exceed the proceeds received by the Company from resale of the home repurchased. This occurred during 2000 when the Company was required to repurchase homes which were then resold at a substantial discount.

         Retail customers often finance their purchases with funds borrowed from banks, finance companies and savings and loan associations. Such retail finance arrangements sometimes call for an effective interest rate considerably higher than that imposed for conventional home mortgage financing.

EMPLOYEES

         As of March 13, 2001, the Company had approximately 1,100 full-time employees.

ITEM 2.  PROPERTIES.

MANUFACTURING FACILITIES -
         Syracuse, Indiana                            Plant #2
         Yoder, Kansas                              Leola, Pennsylvania
         Dorchester, Wisconsin                      Sheridan, Oregon
           Plant #1                                 Ocala, Florida

         Statesville, North Carolina                Tuscumbia, Alabama
         Hamilton, Alabama

         The Tuscumbia plant and Plant #1 at Dorchester were idled during the year 2000. All of the remaining manufacturing facilities are utilized during one shift per day.

         The Company owns all of its manufacturing facilities in fee simple and believes that its facilities and equipment contained therein are well maintained and in good condition. All the Company's manufacturing facilities are intended for the manufacture of homes, and in the Company's judgment, all are adequate for their current use.

RETAIL CENTERS -
         Elkhart, Indiana                           Ocala, Florida
         Statesville, North                         Porter, Texas  Carolina

         The Company owns its Elkhart, Indiana and Ocala, Florida retail centers in fee simple. It leases retail facilities in Statesville, North Carolina and Porter, Texas. All of these facilities are intended for the display and retail sales of manufactured homes and are well maintained and in good condition. The Ocala and Porter locations were established for the purpose of reselling homes the Company was required to repurchase.

 OTHER -

          Goshen, Indiana

         The Company's executive office and its engineering and design center is located in Goshen, Indiana. The Company owns the property in fee simple. The property is in good condition, is well maintained and fits the purpose of its intended use.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders for the three months ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's 2000 Annual Report to Shareholders is an exhibit of this filing. The information under the caption "Capital Stock" on page four of the report is incorporated by reference as Item 5 of this filing.

         The Company's shares are traded on the NASDAQ National Market. The Company has been notified that its shares have failed to maintain a minimum market value of public float as required by NASDAQ's marketplace rules. The Company is applying to NASDAQ to transfer the listing of its shares to the NASDAQ SmallCap market if national market compliance is not regained by May 1, 2001.

ITEM 6.  SELECTED FINANCIAL DATA.

         The Company's 2000 Annual Report to Shareholders is an exhibit of this filing. The information under the caption "Selected Financial Data" on page one of the report is incorporated by reference as Item 6 of this filing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company's 2000 Annual Report to Stockholders is an exhibit of this filing. The information contained on pages one through four of the report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference as Item 7 of this filling.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's 2000 Annual Report to Stockholders is an exhibit of this filing. The 2000, 1999 and 1998 consolidated financial statements and footnotes thereto, together with the report thereon of Crowe, Chizek and Company LLP dated February 13, 2001, on pages six through fifteen of the report are incorporated by reference as Item 8 of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Edward J. Hussey, age 83, has been President, Chairman of the Board and a Director of the Company (or it predecessors) since 1960, and is the father of Edward Joseph Hussey and Michael F. Hussey.

         Edward Joseph Hussey, age 53, is an attorney and a son of Edward J. Hussey. He has been a Director of the Company since 1981, Secretary of the Company since 1985 and was named Vice President of the Company in 1990. In September, 1987, he began employment with the Company on a full time basis. Since 1975, he has been associated with the law firm of Hodges & Davis P.C., where he is still a shareholder.

         Michael F. Hussey, age 44, has been employed by the Company since 1980. He was named Vice President of Finance in 1984 and became a Director in 1988. He is the son of Edward J. Hussey.

         David M. Huffine, age 52, has been a Director of the Company since 1988. He has also held the position of Vice President of Duneland Mortgage, since 2000. Prior thereto, he was President of I.M. Homes, Inc., Rocky Ford, Colorado, President of Sky View Homes, Inc., Chairman of the Board of Rampart Investigations, and Vice President of Calumet Securities Corporation.

         Mitchell Day, age 45, has been a Director since 1995. He has also been President of Day

Equipment Corporation, Goshen, Indiana since 1984.

         Lester M. Molnar, age 70, retired as Vice President of the Company in 1993 after sixteen years of service. He has been a Director since February 12, 2001.

         Dorothy L. Peterson, age 89, has been employed with the Company since 1952. She was appointed Assistant Treasurer in 1985.

         Marc A. Dosmann, age 48, joined the Company in February 1995 as Vice President and Chief Financial Officer.

         Bruce A. McMillan, age 49, has served the Company in various capacities for 25 years. He was appointed to the position of Vice President of Sales in 1994.

         Ronald Atkins, age 50, has served the Company in manufacturing and purchasing functions since 1981. During 1996, he was appointed to the position of Vice President of Purchasing.

         Nader Tomasbi, age 41, joined the Company in July 1994. In 1998, he was appointed as Vice President of Engineering and Design.

         Brian L. Christner, age 41, joined the Company in December 1994 as Controller and has held the position of Treasurer since January 2001.

         Gregory T. Shank, age 33, joined the Company in December 2000 as Controller. He was Controller from August 1998 to December 2000 of the Truck Accessory Group, Inc. and from December 1996 to August 1998, he was Controller of Bristol Pipe, Inc.

ITEM 11.  EXECUTIVE COMPENSATION.

         The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2001 includes information under the captions "Executive Compensation and Shareowner Return Performance Presentation" on pages six through eight. Those sections are exhibits of this filing and are incorporated by reference as Item 11 of this filing.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April

26, 2001 includes information under the caption "Shares Outstanding and Voting Rights" on pages two and three. This section is an exhibit of this filing and is incorporated by reference as Item 12 of this filing.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2001 includes information in footnotes four and seven on page five. This information is incorporated by reference as item 13 of this filing.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this report on Form 10-K:

         1.   FINANCIAL STATEMENTS
         Consolidated Balance Sheet at             See Shareholder Annual Report
            December 31, 2000 and 1999                    Page 6 and 7


         Consolidated Statements of Income         See Shareholder Annual Report
            for Years Ended December 31, 2000,            Page 8
            1999 and 1998

         Consolidated Statements of Changes        See Shareholder Annual Report
            in Shareholders' Equity for the               Page 8
            Years Ended December 31, 2000,
            1999 and 1998


         Consolidated Statements of Cash Flows     See Shareholder Annual Report
            for the Years Ended December 31,              Page 9
            2000, 1999 and 1998


         Notes to Consolidated Financial           See Shareholder Annual Report
            Statements                                    Pages 10 - 14


         Report of Independent Auditors            See Shareholder Annual Report
            (Crowe, Chizek and Company LLP)               Page 15


         (a) 3.  EXHIBITS

         The exhibits filed with this Form 10-K are listed in the exhibit index located on page 13.

         (b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the three months ended December 31, 2000.

                                   SIGNATURES



         Following the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 LIBERTY HOMES, INC.
                                                    (Registrant)


March 30, 2001                                 By: /s/ MARC A. DOSMANN
                                                   -------------------
                                                   Marc A. Dosmann
                                                Vice President - CFO
                                    (Principal Financial and Accounting Officer)


         Following the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  /s/ Edward J. Hussey
-----------------------------
    Edward J. Hussey               President, Director, Chairman of the Board
                                                   of Directors
                                          Principal Executive Officer)
                                                  March 30, 2001



/s/ Edward Joseph Hussey              Director, Vice President, Secretary &
-----------------------------                  Assistant Treasurer
  Edward Joseph Hussey                            March 30, 2001



  /s/ Michael F. Hussey               Director & Vice President - Finance
-----------------------------                     March 30, 2001
    Michael F. Hussey



    /s/ Mitchell Day                                Director
-----------------------------                     March 30, 2001
      Mitchell Day

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

 13      Annual Report to Shareholders for 2000
         (Except for those portions of this report which are expressly incorporated by reference in this Form 10-K, the information contained in such 1999 Annual Report to Shareholders is not deemed "filed" as part of this Form 10-K).

 21      List of Subsidiaries


 *  Incorporated by reference