Form 10-Q
period 2001-03-31
LIBERTY HOMES INC
filed 2001-05-15
CIK 59240

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

FORM 10-Q

(Mark One)
/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001.
or
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Shares of Outstanding at May 4, 2001
Class A Common Stock, $1.00 par value	2,085,045
Class B Common Stock, $1.00 par value	1,667,822

INDEX

		Pages
Part I—Consolidated Financial Information (Unaudited)
General
Item 1.	Consolidated Financial Information—Liberty Homes, Inc.	3
	Consolidated Balance Sheet, as of March 31, 2001 and December 31, 2000	4
	Consolidated Statement of Income, for the three months ended March 31, 2001 and 2000	5
	Consolidated Statement of Cash Flows for the three months ended March 31, 2001 and 2000	6
	Other Information	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7-8
Part II—Other Information
Item 6.	Exhibits and Reports on Form 8-K	8
Signature		9

PART I—CONSOLIDATED FINANCIAL INFORMATION

General

    The consolidated financial statements and footnotes thereto listed in the Index on page 2 of this report have been prepared using generally accepted accounting principles applied on a basis consistent with 2000. The results of operations for the interim period presented are not necessarily indicative of results to be expected for the year. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.

LIBERTY HOMES, INC.
CONSOLIDATED BALANCE SHEET
as of March 31, 2001 and December 31, 2000

	March 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$1,862,000	$4,896,000
Short term investments	350,000	350,000
Receivables	11,375,000	11,259,000
Inventories	18,331,000	17,422,000
Deferred tax asset	2,480,000	2,480,000
Income taxes refundable	4,320,000	3,643,000
Prepayments and other	1,984,000	2,026,000

Total current assets	40,702,000	42,076,000

Property, plant and equipment:
Land	2,422,000	2,422,000
Buildings and improvements	29,547,000	29,678,000
Machinery and equipment	21,728,000	21,570,000

	53,697,000	53,670,000
Less accumulated depreciation	26,627,000	25,977,000

	27,070,000	27,693,000
Total assets	$67,772,000	$69,769,000

LIABILITIES
Current liabilities:
Accounts payable	$4,019,000	$3,659,000
Notes payable	6,097,000	5,209,000
Accrued compensation & payroll taxes	1,490,000	1,416,000
Other accrued liabilities	6,405,000	8,353,000

Total current liabilities	18,011,000	18,637,000
Deferred income taxes	2,530,000	2,530,000

Minority interest in subsidiaries	1,026,000	1,020,000

Contingent liabilities (see notes)	—	—
SHAREHOLDER'S EQUITY
Capital Stock:
Class A, $1 par value
Authorized—7,500,000 Shares Issued & outstanding—2,085,000 in 2001 & 2,083,000 in 2000	2,085,000	2,083,000
Class B, $1 par value
Authorized—3,500,000 Shares Issued & outstanding—1,668,000 in 2001 & 1,670,000 in 2000	1,668,000	1,670,000
Other capital	83,000	83,000
Retained earnings	42,369,000	43,746,000

	46,205,000	47,582,000

Total liabilities and stockholder's equity	$67,772,000	$69,769,000

LIBERTY HOMES, INC.
CONSOLIDATED STATEMENT OF INCOME
for the three months ended March 31, 2001 and 2000

	2001	2000
Net sales	$24,761,000	$37,473,000
Cost of sales	21,673,000	33,152,000

Gross profit	3,088,000	4,321,000
Selling, delivery, general and administrative
Expenses	4,861,000	5,547,000

Operating loss	(1,773,000)	(1,226,000)
Interest expense	(130,000)	—
Interest and other income	126,000	234,000

Loss before minority interest and income taxes	(1,777,000)	(992,000)
Minority interest	(6,000)	(48,000)
Income tax benefit	669,000	397,000

Net loss	$(1,114,000)	$(643,000)

Share loss per outstanding Common Share—basic and fully diluted	$(0.30)	$(0.16)

Weighted average shares outstanding	3,753,000	3,904,000

Cash dividend per share:
Class A Common Stock	$0.07	$0.07

Class B Common Stock	$0.07	$0.07

LIBERTY HOMES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the three months ended March 31, 2001 and 2000

	2001	2000
Cash flows from operating activities:
Net loss	$(1,114,000)	$(643,000)
Adjustment to reconcile net income to net cash used in operating activities—
Depreciation	666,000	658,000
Net book value of retail center fixed assets written off	151,000	—
Minority interest	5,000	48,000
Changes in assets and liabilities:
Receivables	(116,000)	(7,658,000)
Inventories	(909,000)	(2,112,000)
Prepayments and other	42,000	129,000
Accounts payable	360,000	4,766,000
Other current liabilities	(1,873,000)	(4,383,000)
Income taxes receivable/payable	(677,000)	(412,000)

Net cash used in operating activities	(3,465,000)	(9,607,000)

Cash flows provided by (used in) investing activities —
Additions to property, plant and equipment	(194,000)	(964,000)
Redemption of short-term investments	—	6,050,000

Net cash provided by (used in) investing activities	(194,000)	5,086,000

Cash flows provided by (used in) financing activities —
Cash dividends paid	(263,000)	(273,000)
Proceeds from notes payable	1,717,000	—
Payments of notes payable	(829,000)	—

Net cash provided by (used in) financing activities	625,000	(273,000)

Net decrease in cash and cash equivalents	(3,034,000)	(4,794,000)

Cash and cash equivalents at beginning of period	4,896,000	10,555,000

Cash and cash equivalents at end of period	$1,862,000	$5,761,000

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes	—	$19,000
Cash paid for interest expense	$150,000	—

OTHER INFORMATION

SHORT TERM INVESTMENTS:

    Short-term investments consist primarily of certificates of deposits with original maturities greater than 90 days.

INVENTORIES:

    Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories at March 31, 2001 consist of:

Raw Material	$6,537,000
Work in Progress	2,371,000
Finished Goods	9,423,400

$18,331,000

NOTES PAYABLE:

    At March 31, 2001, the Company had the following notes payable:

Revolving credit line of $9,500,000 secured by retail subsidiary inventory bearing interest at 1/2% over prime rate	$5,097,000
Unsecured revolving credit line of $5,000,000 bearing interest at 1/2% under prime	1,000,000

$6,097,000

CONTINGENT LIABILITIES:

    Repurchase Obligations—The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default. The Company's exposure to loss under such agreements is reduced by the resale of the repurchased home. The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of March 31, 2001 will not have a significant impact on the financial condition of the Company. However, any substantial increases in dealer defaults after March 31, 2001 may cause the Company to incur additional losses due to repurchase activity.

REVENUE RECOGNITION:

    The Company recognizes revenue when the product is shipped to independent dealers.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

    Net sales for the first quarter of 2001 were $24,761,000, a decrease of $12,712,000 or 34% from the same quarter of 2000. Additionally, home sales dropped 38% while floor shipments decreased 37%. While the Company's sales declined, the industry, as indicated by statistics from the National Conference of States on Building Codes and Standards, shows a 41% drop in the number of homes shipped and a 38% drop in floors shipped during the first quarter of 2001 compared to the same quarter of 2000. A tightening of credit at both the wholesale and retail level continued during the quarter just ended to dampen the ability of the industry to rebound from its two year old slump. Also, with dealer defaults on wholesale floorplan credit lines and consumer defaults on consumer mortgages, repossessed homes continued a competitive advantage over new home sales.

    By the current quarter's end, the Company had resold most of the repossessed homes it was required to repurchase during the year 2000. As a result, two retail centers in Oregon, one in Texas and one in Florida, set up during 2000 to dispose of these repurchased homes, were closed during the quarter.

    During the quarter, the Company continued its cost cutting measures in response to the softening market for its homes. However, lower sales increased the loss during the current quarter with a loss of $1,114,000 compared to a loss of $643,000 during the quarter a year ago.

Liquidity and Capital Resources

    Liquidity and capital resources remained fairly stable and consistent with the Company's position at December 31, 2000. Cash, cash equivalents and short term investments as of March 31, 2001 and December 31, 2000 were $2,212,000 and $5,246,000, respectively. Working capital as of March 31, 2001 and December 31, 2000 was $22,691,000 and $23,439,000, respectively. Expenditures for property, plant and equipment were minimal during the quarter while normal operating activity used some resources. The Company anticipates that cash flow from operations and credit arrangements currently in place will be sufficient to meet the Company's foreseeable requirements.

Outlook and Risk Factors

    The dynamics that propelled the manufacturing component of the industry into its current slump, tight credit and continued competition with repossessed homes, will continue to affect near term performance. These factors adversely affect new home orders resulting in lower sales. While these lower sales have created significant challenges to attain profitability, the resultant cost controls and reduction of the industry's manufacturing capacity will bear favorable results in a market upturn.

    Since the Company produces only to dealer orders and sales backlogs are traditionally short, the order activity at the Company is indicative of the day to day retail sales activity of its products. Changes affecting retail customer demand, such as cost, availability of credit and unemployment, may have an immediate effect on the Company's operations.

    In a practice common to the industry, the Company participates in dealer financing programs which require it to repurchase homes which remain unsold and in dealer inventory for periods ranging from one to one and one-half years after delivery to the dealer, if the dealer defaults on its financing obligations. A substantial number of homes were repurchased during the year 2000 and had to be resold at significant discounts during the year 2000 and continuing into the first quarter of 2001. Adequate provision for discount reserves was made at the end of the year 2000 for discounts actually given in the first quarter of 2001. The Company believes the reserves accrued at March 31, 2001 are adequate for known repurchase requirements at that date. However, any substantial increases in dealer defaults after March 31, 2001 may cause the Company to incur additional losses due to repurchase activity.

Forward Looking Information

    The discussion above contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding industry and company outlooks and risk factors. The Company may make other forward looking statements orally or in writing from time to time. All such forward looking statements are not guaranties of future events or performance and involve risks and uncertainties. Actual results may differ materially from those in the forward looking statements as the result of a number of material factors. These factors include without limitation, the availability of financing credit at both the wholesale and retail level, the availability of a competent workforce, the regulation of the industry at the federal, state and local levels, changes in interest rates, unanticipated results in pending legal proceedings and the condition of the economy and its effect on consumer confidence.

PART II—OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    No reports on Form 8-K for January, February or March, 2001 have been filed.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY HOMES, INC. Registrant
	BY:	/s/ MARC A. DOSMANN Marc A. Dosmann Vice President—Chief Financial Officer (Principal Financial and Accounting Officer)
Dated May 15, 2001

QuickLinks

INDEX
PART I—CONSOLIDATED FINANCIAL INFORMATION
LIBERTY HOMES, INC. CONSOLIDATED BALANCE SHEET as of March 31, 2001 and December 31, 2000
LIBERTY HOMES, INC. CONSOLIDATED STATEMENT OF INCOME for the three months ended March 31, 2001 and 2000
LIBERTY HOMES, INC. CONSOLIDATED STATEMENT OF CASH FLOWS for the three months ended March 31, 2001 and 2000
OTHER INFORMATION
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE