Form 10-Q
period 2001-06-30
LIBERTY HOMES INC
filed 2001-08-13
CIK 59240

SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001.

- or -

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to _______.

Commission File Number 0-5555

LIBERTY HOMES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1174256

(State of Incorporation)	(IRS Employer Identification No.)

PO Box 35, Goshen, Indiana	46527

(Address of principal executive offices)	(ZIP Code)

(219) 533-0431
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days                                                                            Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Shares of Outstanding
Class	at August 3, 2001

Class A Common Stock, $1.00 par value	2,086,645

Class B Common Stock, $1.00 par value	1,666,222

PART I – CONSOLIDATED FINANCIAL INFORMATION

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

LIBERTY HOMES, INC.
CONSOLIDATED BALANCE SHEET
as of June 30, 2001 and December 31, 2000

	June 30,	December 31,
ASSETS	2001	2000

Current assets:
Cash and cash equivalents	$5,162,000	$4,896,000
Short term investments	300,000	350,000
Receivables	11,835,000	11,259,000
Inventories	15,578,000	17,422,000
Deferred tax asset	2,671,000	2,480,000
Income taxes refundable	458,000	3,643,000
Prepayments and other	2,076,000	2,026,000

Total current assets	38,080,000	42,076,000

Property, plant and equipment:

Land	2,422,000	2,422,000
Buildings and improvements	29,559,000	29,678,000
Machinery and equipment	21,809,000	21,570,000

	53,790,000	53,670,000

Less accumulated depreciation	27,188,000	25,977,000

	26,602,000	27,693,000

Total assets	$64,682,000	$69,769,000

	June 30,	December 31,
LIABILITIES	2001	2000

Current liabilities:
Accounts payable	$3,914,000	$3,659,000
Notes payable	2,986,000	5,209,000
Accrued compensation & payroll taxes	1,444,000	1,416,000
Other accrued liabilities	6,715,000	8,353,000

Total current liabilities	15,059,000	18,637,000

Deferred income taxes	2,530,000	2,530,000

Minority interest in subsidiaries	1,043,000	1,020,000

Contingent liabilities (see notes)	--	--

SHAREHOLDERS’ EQUITY
Capital Stock:
Class A, $1 par value Authorized-7,500,000 Shares Issued & outstanding-2,087,000 in 2001 & 2,083,000 in 2000

	2,087,000	2,083,000
Class B, $1 par value Authorized-3,500,000 Shares Issued & outstanding-1,666,000 in 2001 & 1,670,000 in 2000

	1,666,000	1,670,000

Other capital	83,000	83,000

Retained earnings	42,214,000	43,746,000

	46,050,000	47,582,000

Total liabilities and shareholders’ equity	$64,682,000	$69,769,000

LIBERTY HOMES, INC.
CONSOLIDATED STATEMENT OF INCOME
for the three months ended June 30, 2001 and 2000
____________

	2001	2000

Net sales	$31,577,000	$35,999,000

Cost of sales	26,738,000	31,680,000

Gross profit	4,839,000	4,319,000

Selling, delivery, general and administrative expenses	4,656,000	5,525,000

Operating income (loss)	183,000	(1,206,000)

Interest expense	(96,000)	(89,000)
Interest and other income	112,000	196,000

Income before (loss) minority interest and income taxes	199,000	(1,099,000)

Minority interest	(17,000)	31,000

Income tax benefit (expense)	(75,000)	439,000

Net income (loss)	$107,000	$(629,000)

Net income (loss) per outstanding Common Share – basic and fully diluted	$.03	$(.16)

Weighted average shares outstanding	3,753,000	3,899,000

Cash dividend per share:

Class A Common Stock	$.07	$.07

Class B Common Stock	$.07	$.07

LIBERTY HOMES, INC.
CONSOLIDATED STATEMENT OF INCOME
for the six months ended June 30, 2001 and 2000
____________

	2001	2000

Net sales	$56,338,000	$73,472,000

Cost of sales	48,411,000	64,832,000

Gross profit	7,927,000	8,640,000

Selling, delivery, general and administrative expenses
	9,517,000	11,072,000

Operating loss	(1,590,000)	(2,432,000)

Interest expense	(226,000)	(89,000)
Interest and other income	238,000	430,000

Loss before minority interest and income taxes	(1,578,000)	(2,091,000)

Minority interest	(23,000)	(17,000)

Income tax benefit	594,000	836,000

Net loss	$(1,007,000)	$(1,272,000)

Net loss per outstanding Common Share – basic and fully diluted	$(.27)	$(.33)

Weighted average shares outstanding	3,753,000	3,902,000

Cash dividend per share:

Class A Common Stock	$.14	$.14

Class B Common Stock	$.14	$.14

LIBERTY HOMES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the six months ended June 30, 2001 and 2000
_______________

	2001	2000

Cash flows provided by (used in) operating activities:
Net loss	$(1,007,000)	$(1,272,000)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	1,227,000	1,380,000
Deferred income taxes	(191,000)	--
Minority interest	23,000	17,000
Net value of retail center assets written off	151,000	--
Changes in assets and liabilities:
Receivables	(576,000)	(5,158,000)
Income taxes payable/receivable	3,185,000	(905,000)
Inventories	1,844,000	(4,471,000)
Prepayments and other	(50,000)	38,000
Accounts payable	255,000	2,446,000
Other current liabilities	(1,610,000)	(3,226,000)

Net cash provided by (used in) operating activities	3,251,000	(11,151,000)

Cash flows provided by (used in) investing activities
Additions to property, plant and equipment	(287,000)	(1,865,000)
Redemption of short-term investments	50,000	6,150,000

Net cash provided by (used in) investing activities	(237,000)	4,285,000

Cash flows provided by (used in) financing activities
Cash dividends paid	(525,000)	(545,000)
Proceeds from notes payable	2,833,000	4,651,000
Payments of notes payable	(5,056,000)	--
Retirement of common stock	--	(246,000)

Net cash provided by (used in) financing activities	(2,748,000)	3,860,000

Net increase (decrease) in cash and cash equivalents	266,000	(3,006,000)

Cash and cash equivalents at beginning of period	4,896,000	10,555,000

Cash and cash equivalents at end of period	$5,162,000	$7,549,000

Supplemental disclosures of cash flow information.
Cash paid income taxes	$--	$74,000
Cash received for income taxes refunds	3,445,000	--
Cash paid for interest expense	223,000	80,000

OTHER INFORMATION

SHORT TERM INVESTMENTS:

             Short-term investments consist primarily of certificates of deposits with original maturities greater than 90 days.

INVENTORIES:

             Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.  Inventories at June 30, 2001 consist of:

Raw material	$6,092,000

Work in Progress	2,063,000

Finished Goods	7,423,000

$15,578,000

NOTES PAYABLE:

             At June 30, 2001, the Company had the following notes payable:

Revolving credit lines of $10,000,000 secured by retail subsidiary inventory bearing interest at ½% over prime rate	$2,986,000

Unsecured revolving credit line of $5,000,000 Bearing interest at ½% under prime	- -

$2,986,000

CONTINGENT LIABILITIES:

Repurchase Obligations

             The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default.  The Company's exposure to loss under such agreements is reduced by the resale of the repurchased home.  The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of June 30, 2001 will not have a significant impact on the financial condition of the Company.  However, any substantial increases in dealer defaults after June 30, 2001 may cause the Company to incur additional losses due to repurchase activity.

REVENUE RECOGNITION:

             The Company recognizes revenue when the product is shipped to independent dealers.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

             Net sales for the second quarter of 2001 were $31,577000, a decrease of $4,422,000 from the same quarter of 2000.  The sales activity of the Company followed the industry trend during the quarter.  Statistics comparing the second quarter of 2001 to the same period in 2000 and reported by the National Conference of States on Building Codes and Standards show the industry suffered a 28% drop in homes shipped and a 26% drop in floors shipped.  Tightened credit at both the wholesale and retail levels continued to dampen the ability of the industry to rebound from its two year slump.   Furthermore, retail and wholesale loan defaults continue to provide a supply of repossessed homes to be offered for resale, which has displaced some demand for newly manufactured homes.

             During the second quarter of 2001 lower margin resulting from the reduction in sales continued to create a challenge to generate income.  However as the Company continued its cost control measures in response to the soft market, a net income of $107,000 resulted for the quarter.

Liquidity and Capital Resources

             Liquidity and capital resources remained fairly stable and consistent with the Company’s position at December 31, 2000.  Cash, cash equivalents and short term investments as of June 30, 2001 and December 31, 2000 were $5,462,000 and $5,246,000, respectively.  Working capital as of June 30, 2001 and December 31, 2000 was $23,021,000 and $23,439,000, respectively. Expenditures for property, plant and equipment were minimal during the quarter.  The Company anticipates that cash flow from operations and credit arrangements currently in place will be sufficient to meet the Company’s foreseeable requirements.

Outlook and Risk Factors

             The dynamics that propelled the manufacturing component of the industry into its current slump, tight credit and competition with repossessed homes, will continue to affect near term performance.  These factors adversely affect new home orders resulting in lower sales.  While these lower sales have created significant challenges to attain profitability, the resultant cost controls and reduction of the industry’s manufacturing capacity will bear favorable results in a market upturn.

             Since the Company produces only to dealer orders and sales backlogs are traditionally short, the order activity at the Company is indicative of the day to day retail sales activity of its products.  Changes affecting retail customer demand, such as cost, availability of credit and unemployment, may have an immediate effect on the Company's operations.

             In a practice common to the industry, the Company participates in dealer financing programs which require it to repurchase homes which remain unsold and in dealer inventory for periods ranging from one to one and one-half years after delivery to the dealer, if the dealer defaults on its financing obligations. The Company believes the reserves accrued at June 30, 2001 are adequate for known repurchase requirements at that date.  However, any substantial increases in dealer defaults after June 30, 2001 may cause the Company to incur additional losses due to repurchase activity.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8–K

             No reports on Form 8–K for April, May or June, 2001 have been filed.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY HOMES, INC.

Registrant

BY: /s/ MARC A. DOSMANN

Marc A. Dosmann
Vice President – Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated    August 14, 2001