Form 10-Q
period 2001-09-30
LIBERTY HOMES INC
filed 2001-11-14
CIK 59240

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to _______.

Commission File Number 0-5555 LIBERTY HOMES, INC. (Exact name of registrant as specified in its charter)

Indiana	35-1174256
(State of Incorporation)	(IRS Employer Identification No.)

PO Box 35, Goshen, Indiana	46527
(Address of principal executive offices)	(ZIP Code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Shares of Outstanding at November 5, 2001

Class A Common Stock, $1.00 par value	2,087,945

Class B Common Stock, $1.00 par value	1,664,922

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

LIBERTY HOMES, INC.

CONSOLIDATED BALANCE SHEET

as of September 30, 2001 and December 31, 2000

	September 30,	December 31,
ASSETS	2001	2000
Current assets:
Cash and cash equivalents	$6,407,000	$4,896,000
Short term investments	300,000	350,000
Receivables	11,567,000	11,259,000
Inventories	15,349,000	17,422,000
Deferred tax asset	2,655,000	2,480,000
Income taxes refundable	565,000	3,643,000
Prepayments and other	1,988,000	2,026,000

Total current assets	38,831,000	42,076,000

Property, plant and equipment:

Land	2,422,000	2,422,000
Buildings and improvements	29,639,000	29,678,000
Machinery and equipment	21,795,000	21,570,000

	53,856,000	53,670,000

Less accumulated depreciation	27,732,000	25,977,000

	26,124,000	27,693,000

Total assets	$64,955,000	$69,769,000

LIABILITIES

Current liabilities:
Accounts payable	$3,865,000	$3,659,000
Notes payable	2,646,000	5,209,000
Accrued compensation & payroll taxes	1,492,000	1,416,000
Other accrued liabilities	7,487,000	8,353,000

Total current liabilities	15,490,000	18,637,000
Deferred income taxes	2,530,000	2,530,000
Minority interest in subsidiaries	1,064,000	1,020,000
Contingent liabilities (see notes)	--	--

SHAREHOLDERS’ EQUITY
Capital Stock:
Class A, $1 par value
Authorized-7,500,000 Shares
Issued & outstanding-2,088,000 in 2001 & 2,083,000 in 2000	2,088,000	2,083,000
Class B, $1 par value
Authorized-3,500,000 Shares
Issued & outstanding-1,665,000 in 2001 & 1,670,000 in 2000	1,665,000	1,670,000

Other capital	83,000	83,000

Retained earnings	42,035,000	43,746,000

	45,871,000	47,582,000

Total liabilities and shareholders’ equity	$64,955,000	$69,769,000

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF INCOME

for the three months ended September 30, 2001 and 2000

	2001	2000

Net sales	$29,992,000	$29,763,000

Cost of sales	25,350,000	26,910,000

Gross profit	4,642,000	2,853,000

Selling, delivery, general and administrative expenses	4,491,000	5,483,000

Operating income (loss)	151,000	(2,630,000)

Interest expense	(61,000)	(139,000)
Interest and other income	78,000	77,000

Income (loss) before minority interest and income taxes	168,000	(2,692,000)

Minority interest	(21,000)	103,000

Income tax benefit (expense)	(63,000)	1,077,000

Net income (loss)	$84,000	$(1,512,000)

Net income (loss) per outstanding Common Share – basic and fully diluted	$.02	$(.40)

Weighted average shares outstanding	3,753,000	3,811,000

Cash dividend per share:

Class A Common Stock	$.07	$.07

Class B Common Stock	$.07	$.07

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF INCOME

for the nine months ended September 30, 2001 and 2000

	2001	2000

Net sales	$86,330,000	$103,235,000

Cost of sales	73,761,000	91,742,000

Gross profit	12,569,000	11,493,000

Selling, delivery, general and administrative expenses	14,008,000	16,555,000

Operating loss	(1,439,000)	(5,062,000)

Interest expense	(287,000)	(228,000)
Interest and other income	316,000	507,000

Loss before minority interest and income taxes	(1,410,000)	(4,783,000)

Minority interest	(44,000)	86,000

Income tax benefit	531,000	1,913,000

Net loss	$(923,000)	$(2,784,000)

Net loss per outstanding Common Share – basic and fully diluted	$(.25)	$(.72)

Weighted average shares outstanding	3,753,000	3,871,000

Cash dividend per share:

Class A Common Stock	$.21	$.21

Class B Common Stock	$.21	$.21

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

for the nine months ended September 30, 2001 and 2000

	2001	2000
Cash flows provided by (used in) operating activities:
Net loss	$(923,000)	$(2,784,000)
Adjustment to reconcile net loss
Depreciation	1,771,000	2,076,000
Minority interest in income	44,000	(86,000)
Net value of retail center assets written off	151,000	--
Deferred income taxes	(175,000)	--

Changes in assets and liabilities:
Receivables	(308,000)	(5,197,000)
Inventories	2,073,000	(5,244,000)
Prepayments and other	38,000	71,000
Accounts payable	206,000	2,365,000
Accrued liabilities	(790,000)	(2,232,000)
Income taxes payable/receivable	3,078,000	(1,198,000)

Net cash provided by (used in) operating activities	5,165,000	(12,229,000)

Cash flows provided by (used in) investing activities
Additions to property, plant and equipment	(353,000)	(2,222,000)
Redemption of short-term investment	50,000	6,185,000

Net cash provided by (used in) investing activities	(303,000)	3,963,000

Cash flows provided by (used in) financing activities -
Cash dividends paid	(788,000)	(807,000)
Proceeds from notes payable	3,393,000	5,825,000
Payments of notes payable	(5,956,000)	--
Retirement of common stock	--	(685,000)

Net cash provided by (used in) financing activities	(3,351,000)	4,333,000

Net increase (decrease) in cash and cash equivalents	1,511,000	(3,933,000)

Cash and cash equivalents at beginning of period	4,896,000	10,555,000

Cash and cash equivalents at end of period	$6,407,000	$6,622,000

Supplemental disclosures of cash flow information cash
cash paid (received) for income taxes	$(3,428,000)	$83,000
cash paid for interest expense	284,000	219,000

OTHER INFORMATION

SHORT TERM INVESTMENTS:

Short-term investments consist primarily of certificates of deposits with original maturities greater than 90 days.

INVENTORIES:

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.  Inventories at September 30, 2001 consist of:

Raw material	$6,547,000
Work in Progress	2,147,000
Finished Goods	6,665,000
$15,349,000

NOTES PAYABLE:

               At September 30, 2001, the Company had the following notes payable:

Revolving credit line of $10,000,000 secured by retail subsidiary inventory bearing interest at 1/2% over prime rate	$2,646,000
Unsecured revolving credit line of $5,000,000 Bearing interest at 1/2% under prime	- -
$2,646,000

CONTINGENT LIABILITIES:

Repurchase Obligations

The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floorplan financing arrangements upon dealer default.  The Company's exposure to loss under such agreements is reduced by the resale of the repurchased home.  The Company has established what it believes is an appropriate level of accruals to reflect current and anticipated repurchase activity.  The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of September 30, 2001 will not have a significant impact on the financial condition of the Company.  However, any substantial increases in dealer defaults after September 30, 2001 may cause the Company to incur additional losses due to repurchase activity.

REVENUE RECOGNITION:

The Company recognizes revenue when the product is shipped to independent dealers.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the third quarter of 2001 were $29,992,000, an increase of $229,000 from the same quarter of 2000.  The sales activity of the Company followed the industry trend during the quarter.  Statistics comparing the third quarter of 2001 to the same period in 2000 and reported by the National Conference of States on Building Codes and Standards show the industry suffered a 16% drop in homes shipped and a 14% drop in floors shipped.  Tightened credit at both the wholesale and retail levels continued to dampen the ability of the industry to rebound from its two year slump.  Furthermore, retail and wholesale loan defaults continue to provide a supply of repossessed homes to be offered for resale, which has displaced some demand for newly manufactured homes.

During the third quarter of 2001, the Company’s gross profit was $4,642,000, a $1,789,000 improvement over the same quarter of 2000.  This cost control improvement and improved expense control of selling, general and administrative expenses produced a net income of $84,000 for the quarter.

Liquidity and Capital Resources

Liquidity and capital resources improved from the Company’s position at December 31, 2000.  Cash, cash equivalents and short term investments as of September 30, 2001 and December 31, 2000 were $6,707,000 and $5,246,000, respectively.  Working capital as of September 30, 2001 and December 31, 2000 was $23,341,000 and $23,439,000, respectively.  Expenditures for property, plant and equipment were minimal during the quarter.  The Company anticipates that cash flow from operations and credit arrangements currently in place will be sufficient to meet the Company’s foreseeable requirements.

Outlook and Risk Factors

The dynamics that propelled the manufacturing component of the industry into its current slump, tight credit and competition with repossessed homes, will continue to affect near term performance.  Although there was little indication of improvement, these conditions appeared to be stabilizing prior to September 11, 2001.  A sense for how these factors will react since that date is difficult to judge at this time.  Nevertheless, these factors continue to adversely affect new home orders resulting in lower sales.  While these lower sales have created significant challenges to attain profitability, the resultant cost controls and reduction of the industry’s manufacturing capacity will bear favorable results in a market upturn.

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

                No reports on Form 8-K for July, August or September, 2001 have been filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY HOMES, INC.
Registrant

BY: /s/ Marc A. Dosmann
Marc A. Dosmann
Vice President – Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated	November 14, 2001