Form 10-K405
period 2001-12-31
LIBERTY HOMES INC
filed 2002-03-29
CIK 59240

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	For the fiscal year ended December 31, 2001. Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                                      to

Commission File Number 0-5555

LIBERTY HOMES, INC.
(Exact name of registrant as specified in its charter)

Indiana (State of Incorporation)	35-1174256 IRS Employer Identification No.
PO Box 35, Goshen, Indiana (Address of Principal Executive Offices)	46527-0035 (ZIP Code)

Registrant's telephone number (219) 533-0431

Securities registered pursuant to Section 12 (g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock	NASDAQ
Class B Common Stock	NASDAQ

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K No ☒

        As of March 15, 2002, the aggregate market value of the voting Common Stock Class B, held by nonaffiliates (based upon the closing price on the last date of trade) was approximately $1,428,000.

        Number of shares outstanding of each of the registrant's classes of common stock

Class	Shares of Outstanding at March 15, 2002
Class A Common Stock, $1.00 par value	2,085,877
Class B Common Stock, $1.00 par value	1,659,190

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference into Part II. Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

        The Exhibit Index is located on page 10.

PART I

        Forward Looking Information—The discussion below contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding industry and company outlooks and risk factors. The Company may make other forward looking statements orally or in writing from time to time. All such forward looking statements are not guaranties of future events or performance and involve risks and uncertainties. Actual results may differ materially from those in the forward looking statements as the result of a number of material factors. These factors include without limitation, the availability of financing credit at both the wholesale and retail level, the availability of a competent workforce, the regulation of the industry at the federal, state and local levels, changes in interest rates, the stability of dealer distribution networks, unanticipated results in pending legal proceedings and the condition of the economy and its effect on consumer confidence.

Item 1.    Business

        Liberty Homes, Inc. (the "Company") was organized as an Indiana corporation in 1970 as the successor to a business founded in 1941. The Company designs, manufactures and sells at wholesale throughout most of the United States a broad line of manufactured homes and modular homes under various trade names. Additionally, it sells at retail in four Company-owned retail centers in Indiana, Florida, Texas and North Carolina. Constructed on a wheel-mounted under-carriage, a manufactured home is a relocatable factory-built dwelling which, when moved to a location, properly set up and connected to utilities, provides permanent housing. A manufactured home may also consist of two or more units which are moved separately and when securely joined together are called multi-sectional housing.

        A manufactured home is to be distinguished from a travel trailer, motor home or other recreational vehicle which is generally used for living accommodations during relatively short periods, primarily for vacation and recreational purposes.

        The Company's typical manufactured home contains a living room, dining room or area, a fully equipped kitchen, two, three, four or five bedrooms, and one or more full baths. The Company also produces many homes with such additional living spaces as family rooms, sunrooms, dens, utility rooms and porches. The homes are equipped with central heating, carpeting, a choice of coordinated colors and interior decoration, and are offered in a wide range of floor plans. Single section homes are 12, 14 or 16 feet wide and vary in overall length from 36 to 76 feet. Multi-section homes are two or more 12, 14, 15 or 16 foot wide sections, with overall lengths ranging from 36 to 76 feet.

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

        For the most part, the Company sells its products to numerous independent dealers, most of whom also sell competing products. In the year ended December 31, 2001, the Company's largest dealer accounted for approximately seven percent of the Company's sales. The Company generally manufactures its homes only after receipt of orders from its dealers, and sales backlogs in the manufactured housing industry are traditionally short.

        Retail prices for the Company's single section homes typically range from approximately $25,000 to $50,000 and from approximately $35,000 to $125,000 for multi-section homes. The Company's homes generally fall within the mid price range of the industry.

        Manufactured homes were sold by the Company during 2001 to dealers in most of the continental United States. Transportation charges from the point of manufacture to the dealer are an important factor in the cost of a manufactured home and often influence a dealer's preference for similar products. In general, most retail outlets are located within a 500 mile radius of the manufacturing facility serving the dealer.

        In each of the geographical areas in which the Company operates, it faces direct competition from other manufacturers, some of whom are larger than the Company and possess greater resources. This group of competitors consists of manufacturers who compete with the Company on a national level as well as many others who are only regional in scope. According to data from the National Conference of States on Building Codes and Standards (NCSBCS) at the end of 2001, there were 70 companies operating 277 facilities producing manufactured housing in the United States. Since the manufactured homes sold by the Company are a form of housing, changes in factors which influence the national housing market usually affect the Company's business, either beneficially or adversely.

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

        In 2000, the Company formed three subsidiaries, Ocala Housing Center, Inc.; Waverlee Homes of Texas, Inc.; and First American Homes, Inc., to establish temporary retail outlets for homes the Company was obligated to repurchase under agreements with various financial institutions providing inventory financing to the Company's independent dealers. During 2001, the Company closed and liquidated the First American Homes, Inc. subsidiary.

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

        In 1994, the Company formed Waverlee Homes, Inc., a majority owned subsidiary, which operates production facilities in Hamilton, Alabama. This operation incorporates many state-of-the-art manufacturing concepts and enhances the Company's ability to serve the market in the South Central United States.

        The Company's ability to sell its homes is dependent to a considerable degree upon the availability and terms of financing both to its dealers and to retail customers. Consequently, increases in interest rates or tightening of credit could adversely affect the Company's business. Conversely, a lowering of interest rates or relaxation of credit restraints could improve the Company's business.

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

        Dealers who purchase from the Company generally obtain inventory financing from financial institutions (usually banks or finance companies) on a "floor plan" basis whereby the financial institution obtains a lien upon, or title to, all or part of a dealer's inventory. To assist dealers in obtaining such financing, the Company, in accordance with trade practice, generally enters into repurchase agreements with lending institutions whereby the Company, during the period (usually from one to one and one-half years) pending sale to a retail customer, agrees to repurchase a home so financed in the event of the dealer's default and subsequent inability to repay the amount borrowed from the financial institution. In the event of repurchase, the Company will experience a loss if the repurchase price paid to the financial institution plus any related costs of repossession (e.g., freight, repairs and shortages) exceed the proceeds received by the Company from resale of the home repurchased.

        Retail customers often finance their purchases with funds borrowed from banks, finance companies, mortgage companies and savings and loan associations. Such retail finance arrangements sometimes call for an effective interest rate considerably higher than that imposed for conventional home mortgage financing. However, many manufactured homes qualify for and are financed utilizing mortgage financing at a conventional interest rate.

Employees

        As of March 15, 2002, the Company had approximately 930 full-time employees.

Item 2.    Properties.

Manufacturing Facilities—

Syracuse, Indiana Yoder, Kansas Dorchester, Wisconsin Plant #1 Plant #2 Leola, Pennsylvania	Sheridan, Oregon Ocala, Florida Statesville, North Carolina Hamilton, Alabama Tuscumbia, Alabama

        The Tuscumbia plant and Plant #1 at Dorchester were idled during the year 2000. Both of these plants are currently being marketed for sale. All of the remaining manufacturing facilities are utilized during one shift per day.

        The Company owns all of its manufacturing facilities in fee simple and believes that its facilities and equipment contained therein are well maintained and in good condition. All the Company's manufacturing facilities are intended for the manufacture of homes, and in the Company's judgment, all are adequate for their current use.

Retail Centers—

Elkhart, Indiana Statesville, North Carolina	Ocala, Florida Porter, Texas

        The Company owns its Elkhart, Indiana and Ocala, Florida retail centers in fee simple. It leases retail facilities in Statesville, North Carolina and Porter, Texas. All of these facilities are intended for the display and retail sales of manufactured homes and are well maintained and in good condition.

Other—

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders for the three months ended December 31, 2001.

PART II

Item 5.    Market for the Company's Common Equity and Related Stockholder Matters.

        The Company's 2001 Annual Report to Shareholders is an exhibit of this filing. The information under the caption "Capital Stock" on page four of the report is incorporated by reference as Item 5 of this filing.

        The Company's shares are traded on the NASDAQ small cap market. Previously, its shares were traded on NASDAQ's National Market. During 2001, the Company's shares failed to maintain a minimum market value of public float as required by NASDAQ's marketplace rules for continued listing on the National Market. Therefore, the Company applied for and received Small Cap Market Listing in 2001.

Item 6.    Selected Financial Data.

        The Company's 2001 Annual Report to Shareholders is an exhibit of this filing. The information under the caption "Selected Financial Data" on page one of the report is incorporated by reference as Item 6 of this filing.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The Company's 2001 Annual Report to Stockholders is an exhibit of this filing. The information contained on pages one through four of the report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference as Item 7 of this filing.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 8.    Financial Statements and Supplementary Data.

        The Company's 2001 Annual Report to Stockholders is an exhibit of this filing. The 2001, 2000 and 1999 consolidated financial statements and footnotes thereto, together with the report thereon of Crowe, Chizek and Company LLP dated February 15, 2002, on pages six through fifteen of the report are incorporated by reference as Item 8 of this filing.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Edward J. Hussey, age 84, has been President, Chairman of the Board and a Director of the Company (or it predecessors) since 1960, and is the father of Edward Joseph Hussey and Michael F. Hussey.

        Edward Joseph Hussey, age 54, is an attorney and a son of Edward J. Hussey. He has been a Director of the Company since 1981, Secretary of the Company since 1985 and was named Vice President of the Company in 1990. In September, 1987, he began employment with the Company on a full time basis. Since 1975, he has been associated with the law firm of Hodges & Davis P.C., where he is of counsel.

        Michael F. Hussey, age 45, has been employed by the Company since 1980. He was named Vice President of Finance in 1984 and became a Director in 1988. He is the son of Edward J. Hussey.

        David M. Huffine, age 53, has been a Director of the Company since 1988. He has been National Sales Manager of United General Mortgage Corporation since 2001. From 1993 to 2001, he was Vice President of Duneland Mortgage, President of I.M. Homes, Inc., Rocky Ford, Colorado, President of Sky View Homes, Inc. and Chairman of the Board of Rampart Investigations.

        Mitchell Day, age 46, has been a Director since 1995. He has also been President of Day Equipment Corporation, Goshen, Indiana since 1984.

        Lester M. Molnar, age 71, retired as Vice President of the Company in 1993 after sixteen years of service. He has been a Director since February 12, 2001.

        Dorothy L. Peterson, age 90, has been employed with the Company since 1952. She was appointed Assistant Treasurer in 1985.

        Marc A. Dosmann, age 49, joined the Company in February 1995 as Vice President and Chief Financial Officer.

        Bruce A. McMillan, age 50, has served the Company in various capacities for 25 years. He was appointed to the position of Vice President of Sales in 1994.

        Ronald Atkins, age 51, has served the Company in manufacturing and purchasing functions since 1981. During 1996, he was appointed to the position of Vice President of Purchasing.

        Nader Tomasbi, age 42, joined the Company in July 1994. In 1998, he was appointed as Vice President of Engineering and Design.

        Brian L. Christner, age 42, joined the Company in December 1994 as Controller and has held the position of Treasurer since January 2001.

        Gregory T. Shank, age 34, joined the Company in December 2000 as Controller. He was Controller from August 1998 to December 2000 of the Truck Accessory Group, Inc. and from December 1996 to August 1998, he was Controller of Bristol Pipe, Inc.

Item 11.    Executive Compensation.

        The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2002 includes information under the captions "Executive Compensation and Shareowner Return Performance Presentation" on pages six through eight. The proxy statement has been separately filed and those sections are exhibits of this filing and are incorporated by reference as Item 11 of this filing.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2002 includes information under the caption "Shares Outstanding and Voting Rights" on pages two and three. The proxy statement has been separately filed and this section is an exhibit of this filing and is incorporated by reference as Item 12 of this filing.

Item 13.    Certain Relationships and Related Transactions.

        The Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2002 includes information in footnotes four and seven on page five. The proxy statement has been separately filed and this information is incorporated by reference as item 13 of this filing.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)
  The following documents are filed as part of this report on Form 10-K:

  1.
  Financial Statements

Consolidated Balance Sheet at December 31, 2001 and 2000	See Shareholder Annual Report Page 6 and 7
Consolidated Statements of Income for Years Ended December 31, 2001, 2000 and 1999	See Shareholder Annual Report Page 8
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999	See Shareholder Annual Report Page 8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999	See Shareholder Annual Report Page 9
Notes to Consolidated Financial Statements	See Shareholder Annual Report Pages 10 - 14
Report of Independent Auditors (Crowe, Chizek and Company LLP)	See Shareholder Annual Report Page 15
  (b)
  Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended December 31, 2001.

  (c)
  Exhibits

          The exhibits filed with this Form 10-K are listed in the exhibit index located on page 10.

SIGNATURES

        Following the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY HOMES, INC. (Registrant)
March 30, 2002	By:	/s/ MARC A. DOSMANN Marc A. Dosmann Vice President—CFO (Principal Financial and Accounting Officer)

        Following the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ EDWARD J. HUSSEY Edward J. Hussey	President, Director, Chairman of the Board of Directors (Principal Executive Officer) March 30, 2002
/s/ EDWARD JOSEPH HUSSEY Edward Joseph Hussey	Director, Vice President, Secretary & Assistant Treasurer March 30, 2002
/s/ MICHAEL F. HUSSEY Michael F. Hussey	Director & Vice President—Finance March 30, 2002
/s/ MITCHELL DAY Mitchell Day	Director March 30, 2002

EXHIBIT INDEX

Page
3(a)	Articles of Incorporation of the Company. (File #0-5555, Form 10-K for the year ended December 31, 1984)	*
3(b)	Amendment to Articles of Incorporation. (File #0-5555, Form 10-Q for the quarter ended March 31, 1985, Exhibit 4).	*
3(c)	By-laws of the Company. (File #0-5555, Form 10-K for the year ended December 31, 1987)	*
10(a)	Employment Agreement between the Company and Edward Joseph Hussey dated September 14, 1993 (File #0-5555, Form 10-K for the year ended December 31, 1993).	*
10(b)	Employment Agreement between the Company and Michael F. Hussey dated September 14, 1993 (File #0-5555, Form 10-K for the year ended December 31, 1993).	*
10(c)
	Split-Dollar Insurance Plan effective June 11, 1993 between the Company and Nancy A. Parrish and Michael F. Hussey, Trustees for the Edward Joseph Hussey 1993 Irrevocable Trust (File #0-5555, Form 10-K for the year ended December 31, 1993)	*
10(d)
	Split-Dollar Insurance Plan effective June 11, 1993 between the Company and Nancy A. Parrish and John P. Hussey, Trustees for the Michael F. Hussey 1993 Irrevocable Trust (File #0-55555, Form 10-K for the year ended December 31, 1993)	*
13
Annual Report to Shareholders for 2001 (Except for those portions of this report which are expressly incorporated by reference in this Form 10-K, the information contained in such 2001 Annual Report to Shareholders is not deemed "filed" as part of this Form 10-K).
21	List of Subsidiaries

*
Incorporated by reference

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for the Company's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX