Form 10-Q
period 2002-03-31
LIBERTY HOMES INC
filed 2002-05-14
CIK 59240

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002.

— or —

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

574.533.0431
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes   ☒      No   ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares of Outstanding
Class	at May 4, 2002

Class A Common Stock, $1.00 par value	2,085,645

Class B Common Stock, $1.00 par value	1,659,422

PART I – CONSOLIDATED FINANCIAL INFORMATION

General

The consolidated financial statements and footnotes thereto listed in the Index on page 2 of this report have been prepared using generally accepted accounting principles applied on a basis consistent with 2001.  The results of operations for the interim period presented are not necessarily indicative of results to be expected for the year.  The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.

LIBERTY HOMES, INC.

CONSOLIDATED BALANCE SHEET

as of March 31, 2002 and December 31, 2001

	March 31,	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$4,157,000	$7,223,000
Short term investments	300,000	300,000
Receivables	9,572,000	10,506,000
Inventories	13,453,000	12,567,000
Deferred tax asset	2,366,000	2,820,000
Income taxes refundable	1,347,000	362,000
Prepayments and other	2,151,000	2,248,000

Total current assets	33,346,000	36,026,000

Land	2,412,000	2,412,000
Buildings and improvements	29,597,000	29,549,000
Machinery and equipment	22,143,000	21,840,000

	54,152,000	53,801,000

Less accumulated depreciation	28,885,000	28,328,000

	25,267,000	25,473,000

Total assets	$58,613,000	$61,499,000

LIABILITIES
Current liabilities:
Accounts payable	$3,444,000	$2,651,000
Floorplan notes payable	2,233,000	2,383,000
Accrued compensation & payroll taxes	1,283,000	1,055,000
Other accrued liabilities	4,474,000	6,906,000

Total current liabilities	11,434,000	12,995,000
Deferred income taxes	2,450,000	2,450,000
Minority interest in consolidated subsidiaries	1,069,000	1,097,000
Contingent liabilities (see notes)	—	—

SHAREHOLDER’S EQUITY
Capital Stock:
Class A, $1 par value
Authorized—7,500,000 Shares
Issued & outstanding—2,086,000 in 2002 & 2,088,000 in 2001	2,086,000	2,088,000
Class B, $1 par value
Authorized—3,500,000 Shares
Issued & outstanding—1,659,000 in 2002 & 1,665,000 in 2001	1,659,000	1,665,000

Other capital	83,000	83,000

Retained earnings	39,832,000	41,121,000

	43,660,000	44,957,000

Total liabilities and stockholder’s equity	$58,613,000	$61,499,000

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF INCOME

for the three months ended March 31, 2002 and 2001

	2002	2001

Net sales	$21,899,000	$24,761,000

Cost of sales	19,292,000	21,673,000

Gross profit	2,607,000	3,088,000

Selling, delivery, general and administrative
Expenses	4,115,000	4,861,000

Operating loss	(1,508,000)	(1,773,000)

Interest expense	(46,000)	(130,000)

Interest and other income	26,000	126,000

Loss before minority interest and income taxes	(1,528,000)	(1,777,000)

Minority interest	28,000	(6,000)

Income tax benefit	519,000	669,000

Net loss	$(981,000)	$(1,114,000)

Share loss per outstanding Common Share — basic and fully diluted	$(0.26)	$(0.30)

Weighted average shares outstanding	3,749,000	3,753,000

Cash dividend per share:

Class A Common Stock	$0.07	$0.07

Class B Common Stock	$0.07	$0.07

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

for the three months ended March 31, 2002 and 2001

	2002	2001
Cash flows from operating activities
Net loss	$(981,000)	$(1,114,000)
Adjustment to reconcile net income to net cash used in operating activities
Depreciation	557,000	666,000
Net book value of retail center fixed assets written off	—	151,000
Minority interest	(28,000)	5,000

Changes in assets and liabilities:
Receivables	934,000	(116,000)
Inventories	(886,000)	(909,000)
Prepayments and other	97,000	42,000
Accounts payable	793,000	360,000
Other current liabilities	(2,204,000)	(1,873,000)
Income taxes receivable/payable	(531,000)	(677,000)
Total adjustments	(1,268,000)	(2,351,000)
Net cash used in operating activities	(2,249,000)	(3,465,000)

Cash flows used in investing activities
Additions to property, plant and equipment	(351,000)	(194,000)

Net cash used in investing activities	(351,000)	(194,000)

Cash flows provided by (used in) financing activities
Cash dividends paid	(262,000)	(263,000)
Proceeds from notes payable	311,000	1,717,000
Payments of notes payable	(461,000)	(829,000)
Retirement of common stock	(54,000)	—

Net cash provided by (used in) financing activities	(466,000)	625,000

Net decrease in cash and cash equivalents	(3,066,000)	(3,034,000)

Cash and cash equivalents at beginning of period	7,223,000	4,896,000

Cash and cash equivalents at end of period	$4,157,000	$1,862,000

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes	—	—
Cash paid for interest expense	$46,000	$150,000

OTHER INFORMATION

SHORT TERM INVESTMENTS:

Short-term investments consist primarily of certificates of deposits with original maturities greater than 90 days.

INVENTORIES:

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.  Inventories at March 31, 2002 consist of:

Raw Material	$5,970,000
Work in Progress	2,038,000
Finished goods	5,445,000
$13,453,000

NOTES PAYABLE:

               At March 31, 2002, the Company had the following notes payable:

Revolving credit line of $8,500,000 secured by subsidiaries’ retail inventory bearing interest at 1/2% over prime rate	$2,233,000

Unsecured revolving credit line of $5,000,000 bearing interest at 1/2% under prime	—0—
$2,233,000

CONTINGENT LIABILITIES:

Repurchase Obligations — The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default. The Company’s exposure to loss under such agreements is reduced by the resale of the repurchased home.  The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of March 31, 2002 will not have a significant impact on the financial condition of the Company.  However, any substantial increases in dealer defaults after March 31, 2002 may cause the Company to incur additional losses due to repurchase activity.

REVENUE RECOGNITION:

The Company recognizes revenue when the product is shipped to independent dealers.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the first quarter of 2002 were $21,899,000, a decrease of $2,862,000 or 12% from the same quarter of 2001. Credit at both the wholesale and retail level continues to adversely affect the industry as well as the Company through tighter underwriting standards and further fallout of major lending institutions.  As wholesale credit availability has fallen, dealers have been forced into reducing inventories of stock units by not replacing them when sold.  As this reduction process levels out, factory orders should follow retail sales activity more closely.  Chattel mortgage availability has been quite restricted and has, to a large extent, kept consumers out of this portion of the market.  Although credit institutions have lessened the pace of repossessions, second-hand units continue to provide competitive alternatives to new factory orders.

During the quarter, the Company continued its cost control measures in response to the soft market for its homes.  In spite of lower sales, the Company was able to reduce the loss during the current quarter with a net loss of $981,000 compared to a net loss of $1,114,000 during the quarter a year ago.

Liquidity and Capital Resources

Liquidity and capital resources dropped slightly from the Company’s position at December 31, 2001.  Cash, cash equivalents and short term investments as of March 31, 2002 and December 31, 2001 were $4,457,000 and $7,523,000, respectively.  Working capital as of March 31, 2002 and December 31, 2001 was $21,912,000 and $23,031,000, respectively.  Expenditures for property, plant and equipment and operations were the main uses of capital resources during the quarter.  The Company anticipates that cash flow from operations will be sufficient to meet the Company’s foreseeable requirements.

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

Since the Company produces only to dealer orders and sales backlogs are traditionally short, the order activity at the Company is indicative of the day to day retail sales activity of its products.  Changes affecting retail customer demand, such as cost, availability of credit and unemployment, may have an immediate effect on the Company’s operations.

It is a common practice for manufactured housing producers to participate in dealer financing programs which require the manufacturer to repurchase homes which remain unsold and in dealer inventory within a certain time period following delivery to the dealer, if the dealer defaults on its financing obligations.  When initiated, this repurchase obligation brings homes back into the wholesale market and may result in some discounting as the units are resold.  Currently, the industry has a significant level of these repurchased homes as well as homeowner repossessions that will compete with future orders to factories for new homes.  The Company believes the reserves accrued at March 31, 2002 are adequate for known repurchase requirements that it may have at that date.  However, any substantial increases in dealer defaults after March 31, 2002 may cause the Company to incur additional losses due to repurchase activity.

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

PART II — OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8–K

No reports on Form 8–K for January, February or March, 2002 have been filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY HOMES, INC.
Registrant

BY: /s/ Marc A. Dosmann
Marc A. Dosmann
Vice President — Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated	May 15, 2002