Form 10-Q
period 2002-06-30
LIBERTY HOMES INC
filed 2002-08-13
CIK 59240

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

(Mark One)

☒                                         Quarterly Report Pursuant to Section 13 or

15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares of Outstanding at August 3, 2002

Class A Common Stock, $1.00 par value	2,085,645

Class B Common Stock, $1.00 par value	1,659,422

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

LIBERTY HOMES, INC.

CONSOLIDATED BALANCE SHEET

as of June 30, 2002 and December 31, 2001

ASSETS	June 30, 2002	December 31, 2001
Current assets:
Cash and cash equivalents	$4,298,000	$7,223,000
Short term investments	300,000	300,000
Receivables	10,780,000	10,506,000
Inventories	12,319,000	12,567,000
Deferred tax asset	2,338,000	2,820,000
Income taxes refundable	894,000	362,000
Prepayments and other	2,116,000	2,248,000

Total current assets	33,045,000	36,026,000

Property, plant and equipment:

Land	2,257,000	2,412,000
Buildings and improvements	29,499,000	29,549,000
Machinery and equipment	22,290,000	21,840,000

	54,046,000	53,801,000

Less accumulated depreciation	29,010,000	28,328,000

	25,036,000	25,473,000

Total assets	$58,081,000	$61,499,000

LIABILITIES
Current liabilities:
Accounts payable	$2,951,000	$2,651,000
Floorplan notes payable	1,955,000	2,383,000
Accrued compensation & payroll taxes	1,297,000	1,055,000
Other accrued liabilities	5,471,000	6,906,000

Total current liabilities	11,674,000	12,995,000
Deferred income taxes	2,450,000	2,450,000
Minority interest in consolidated subsidiaries	1,022,000	1,097,000
Contingent liabilities (see notes)	—	—

SHAREHOLDERS’ EQUITY
Capital Stock:
Class A, $1 par value
Authorized-7,500,000 Shares
Issued & outstanding-2,086,000 in 2002 & 2,088,000 in 2001	2,086,000	2,088,000
Class B, $1 par value
Authorized-3,500,000 Shares
Issued & outstanding-1,659,000 in 2002 & 1,665,000 in 2001	1,659,000	1,665,000

Other capital	83,000	83,000

Retained earnings	39,107,000	41,121,000

	42,935,000	44,957,000

Total liabilities and shareholders’ equity	$58,081,000	$61,499,000

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF INCOME

for the three months ended June 30, 2002 and 2001

	2002	2001

Net sales	$24,668,000	$31,577,000

Cost of sales	21,001,000	26,738,000

Gross profit	3,667,000	4,839,000

Selling, delivery, general and administrative expenses	4,497,000	4,656,000

Operating income (loss)	(830,000)	183,000

Interest expense	(46,000)	(96,000)
Interest and other income	104,000	112,000

Income (loss) before minority interest and income taxes	(772,000)	199,000

Minority interest	47,000	(17,000)

Income tax benefit (expense)	263,000	(75,000)

Net income (loss)	$(462,000)	$107,000

Net income (loss) per outstanding Common Share — basic and fully diluted	$(.12)	$.03

Weighted average shares outstanding	3,745,000	3,753,000

Cash dividend per share:

Class A Common Stock	$.07	$.07

Class B Common Stock	$.07	$.07

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF INCOME

for the six months ended June 30, 2002 and 2001

	2002	2001

Net sales	$46,567,000	$56,338,000

Cost of sales	40,293,000	48,411,000

Gross profit	6,274,000	7,927,000

Selling, delivery, general and administrative expenses	8,612,000	9,517,000

Operating loss	(2,338,000)	(1,590,000)

Interest expense	(92,000)	(226,000)
Interest and other income	130,000	238,000

Loss before minority interest and income taxes	(2,300,000)	(1,578,000)

Minority interest	75,000	(23,000)

Income tax benefit	782,000	594,000

Net loss	$(1,443,000)	$(1,007,000)

Net loss per outstanding Common Share — basic and fully diluted	$(.39)	$(.27)

Weighted average shares outstanding	3,747,000	3,753,000

Cash dividend per share:

Class A Common Stock	$.14	$.14

Class B Common Stock	$.14	$.14

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

for the six months ended June 30, 2002 and 2001

	2002	2001
Cash flows provided by (used in) operating activities:
Net loss	$(1,443,000)	$(1,007,000)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	1,036,000	1,227,000
Minority interest	(75,000)	23,000
Gain of sale of fixed assets	(61,000)	—
Net value of retail center assets written off	—	151,000
Changes in assets and liabilities:
Receivables	(274,000)	(576,000)
Income taxes payable/receivable	(50,000)	2,994,000
Inventories	248,000	1,844,000
Prepayments and other	132,000	(50,000)
Accounts payable	300,000	255,000
Other current liabilities	(1,193,000)	(1,610,000)

Net cash used in operating activities	(1,380,000)	3,251,000

Cash flows provided by (used in) investing activities
Additions to property, plant and equipment	(862,000)	(287,000)
Proceeds from sale of fixed assets	324,000	—
Redemption of short-term investments	—	50,000

Net cash used in investing activities	(538,000)	(237,000)

Cash flows provided by (used in) financing activities
Cash dividends paid	(525,000)	(525,000)
Proceeds from notes payable	481,000	2,833,000
Payments of notes payable	(909,000)	(5,056,000)
Retirement of common stock	(54,000)	—

Net cash used in financing activities	(1,007,000)	(2,748,000)

Net increase (decrease) in cash and cash equivalents	(2,925,000)	266,000

Cash and cash equivalents at beginning of period	7,223,000	4,896,000

Cash and cash equivalents at end of period	$4,298,000	$5,162,000

Supplemental disclosures of cash flow information.
Cash received for income taxes	$749,000	$3,445,000
Cash paid for interest expense	92,000	223,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHORT TERM INVESTMENTS:

Short-term investments consist primarily of certificates of deposits with original maturities greater than 90 days.

INVENTORIES:

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.  Inventories at June 30, 2002 consist of:

Raw Material	$5,766,000
Work in Progress	1,906,000
Finished Goods	4,647,000
$12,319,000

NOTES PAYABLE:

               At June 30, 2002, the Company had the following notes payable:

Revolving credit lines of $4,325,000 secured by retail subsidiary inventory bearing interest at 1/2% over prime rate	$1,955,000

Unsecured revolving credit line of $5,000,000 bearing interest at 1/2% under prime	—
$1,955,000

CONTINGENT LIABILITIES:

Repurchase Obligations

               The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default.  The Company’s exposure to loss under such agreements is reduced by the resale of the repurchased home.  The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of June 30, 2002 will not have a significant impact on the financial condition of the Company.  However, any substantial increases in dealer defaults after June 30, 2002 may cause the Company to incur additional losses due to repurchase activity.

REVENUE RECOGNITION:

The Company recognizes revenue when the product is shipped to independent dealers.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The environment in which the Company currently operates continues to suffer from many challenges including wholesale and retail credit tightening, pricing pressure and competition from repossessed homes, dealer failures and a somewhat unstable national economy.  The impact of these conditions has resulted in lower sales for the Company during the second quarter of 2002 compared to 2001.

Net sales for the second quarter of 2002 were $24,668,000, a decrease of $6,909,000 from the same quarter of 2001.  Practically all the Company’s sales are to independent dealers and developers.  This customer base struggles to find replacements for inventory financing as the traditional sources continue to drop out of the inventory financing business.  As these sources dry up, dealers are forced to liquidate inventory and then cannot find an equal amount of credit from other sources to replace inventory.  Credit standards for retail buyers are tighter, chattel mortgages are less available and traditional real estate mortgage financing is slow to be put in place.  Therefore, dealers are unable to find financing for many interested buyers.  Both of these credit conditions as well as competition from repossessed homes has resulted in lower orders to the Company.

Lower sales have trimmed gross profit and income.  Gross profit for the second quarter of 2002 was $3,667,000, a $1,172,000 drop from the same quarter in 2001. Although the Company was able to reduce its other expenses, the reduction of gross profit could not be covered and a net loss of $462,000 resulted for the second quarter of 2002.

Liquidity and Capital Resources

As normal from prior years, liquidity and capital resources dropped during the six months from the Company’s position at December 31, 2001.  Cash, cash equivalents and short term investments as of June 30, 2002 and December 31, 2001 were $4,598,000 and $7,523,000, respectively.  Working capital as of June 30, 2002 and December 31, 2001 was $21,371,000 and $23,031,000, respectively.  Expenditures for operations were the main uses of capital resources during the quarter.  The Company anticipates that cash flow from operations and credit arrangements currently in place will be sufficient to meet the Company’s foreseeable requirements.

Outlook and Risk Factors

                As indicated in the Results of Operations section, many factors are challenging the Company and the manufactured housing industry.  Credit problems at both the wholesale and retail levels will continue to have adverse effects until financial institutions provide more capital.  Repossessed home inventory still remains high and, coupled with discounts and less restrictive underwriting of loans for these repossessed homes, new home orders will suffer.

Since the Company produces only to dealer orders and sales backlogs are traditionally short, the order activity at the Company is indicative of the day to day retail sales activity of its products.  Changes affecting retail customer demand, such as cost, availability of credit and unemployment, have an immediate effect on the Company’s operations.

It is a common practice for manufactured housing producers to participate in dealer financing programs which require the manufacturer to repurchase homes which remain unsold and in dealer inventory within a certain time period, usually 12 to 18 months following delivery to the dealer, if the dealer defaults on its financing obligations.  When initiated, this repurchase obligation brings homes back into the wholesale market and may result in some discounting as the units are resold.  Currently, the industry has a significant level of these repurchased homes as well as homeowner repossessions that will compete with future orders to factories for new homes.  The Company believes the reserves accrued at June 30, 2002 are adequate for known repurchase requirements that it may have at that date.  However, any substantial increases in dealer defaults after June 30, 2002 may cause the Company to incur additional losses due to repurchase activity.

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

No reports on Form 8–K for April, May or June, 2002 have been filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY HOMES, INC.
Registrant

BY: /s/ MARC A. DOSMANN
Marc A. Dosmann
Vice President — Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated  August 14, 2002

CERTIFICATION

By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, (i) this report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly represents, in all material aspects, the financial condition and results of operations of Liberty Homes, Inc.

Signed this 14th day of August, 2002.

/s/ MARC A. DOSMANN	/s/ EDWARD J. HUSSEY
(Signature of Authorized Officer)	(Signature of Authorized Officer)

Marc A. Dosmann, VP — CFO	Edward J. Hussey, President
Typed Name & Title	Type Name & Title