Form 10-Q
period 2002-09-30
LIBERTY HOMES INC
filed 2002-11-14
CIK 59240

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

(Mark One) ☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to .

Commission File Number 0-5555

LIBERTY HOMES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1174256
(State of Incorporation)	(IRS Employer Identification No.)

PO Box 35, Goshen, Indiana	46527
(Address of principal executive offices)	(ZIP Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares of Outstanding at November 5, 2002

Class A Common Stock, $1.00 par value	1,995,045

Class B Common Stock, $1.00 par value	1,659,422

PART I — CONSOLIDATED FINANCIAL INFORMATION

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

LIBERTY HOMES, INC.

CONSOLIDATED BALANCE SHEET

as of September 30, 2002 and December 31, 2001

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$4,642,000	$7,223,000
Short term investments	300,000	300,000
Receivables	9,647,000	10,506,000
Inventories	12,274,000	12,567,000
Deferred tax asset	2,322,000	2,820,000
Income taxes refundable	1,565,000	362,000
Prepayments and other	1,957,000	2,248,000

Total current assets	32,707,000	36,026,000

Property, plant and equipment:

Land	2,292,000	2,412,000
Buildings and improvements	29,531,000	29,549,000
Machinery and equipment	22,316,000	21,840,000

	54,139,000	53,801,000

Less accumulated depreciation	29,265,000	28,328,000

	24,874,000	25,473,000

Total assets	$57,581,000	$61,499,000

LIABILITIES
Current liabilities:
Accounts payable	$3,529,000	$2,651,000
Floorplan notes payable	1,079,000	2,383,000
Accrued compensation & payroll taxes	1,476,000	1,055,000
Other accrued liabilities	6,654,000	6,906,000

Total current liabilities	12,738,000	12,995,000
Deferred income taxes	2,450,000	2,450,000
Minority interest in consolidated subsidiaries	954,000	1,097,000
Contingent liabilities (see notes)	—	—

SHAREHOLDERS’ EQUITY
Capital Stock:
Class A, $1 par value
Authorized-7,500,000 Shares Issued & outstanding-2,086,000 in 2002 & 2,088,000 in 2001	2,086,000	2,088,000
Class B, $1 par value
Authorized-3,500,000 Shares Issued & outstanding-1,659,000 in 2002 & 1,665,000 in 2001	1,659,000	1,665,000

Other capital	83,000	83,000

Retained earnings	37,611,000	41,121,000

	41,439,000	44,957,000

Total liabilities and shareholders’ equity	$57,581,000	$61,499,000

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF INCOME

for the three months ended September 30, 2002 and 2001

	2002	2001

Net sales	$23,959,000	$29,992,000

Cost of sales	21,223,000	25,350,000

Gross profit	2,736,000	4,642,000

Selling, delivery, general and administrative expenses	4,558,000	4,491,000

Operating income (loss)	(1,822,000)	151,000

Interest expense	(38,000)	(61,000)
Interest and other income, net	(123,000)	78,000

Income (loss) before minority interest and income taxes	(1,983,000)	168,000

Minority interest	68,000	(21,000)

Income tax benefit (expense)	674,000	(63,000)

Net income (loss)	$(1,241,000)	$84,000

Net income (loss) per outstanding
Common Share — basic and fully diluted	$(.33)	$.02

Weighted average shares outstanding	3,745,000	3,753,000

Cash dividend per share:

Class A Common Stock	$.07	$.07

Class B Common Stock	$.07	$.07

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF INCOME

for the nine months ended September 30, 2002 and 2001

	2002	2001

Net sales	$70,526,000	$86,330,000

Cost of sales	61,516,000	73,761,000

Gross profit	9,010,000	12,569,000

Selling, delivery, general and administrative expenses	13,170,000	14,008,000

Operating loss	(4,160,000)	(1,439,000)

Interest expense	(130,000)	(287,000)
Interest and other income, net	7,000	316,000

Loss before minority interest and income taxes	(4,283,000)	(1,410,000)

Minority interest	143,000	(44,000)

Income tax benefit	1,456,000	531,000

Net loss	(2,684,000)	$(923,000)

Net loss per outstanding
Common Share — basic and fully diluted	$(.72)	$(.25)

Weighted average shares outstanding	3,746,000	3,753,000

Cash dividend per share:

Class A Common Stock	$.21	$.21

Class B Common Stock	$.21	$.21

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

for the nine months ended September 30, 2002 and 2001

	2002	2001
Cash flows provided by (used in) operating activities:
Net loss	$(2,684,000)	$(923,000)
Adjustment to reconcile net loss
Depreciation	1,546,000	1,771,000
Minority interest in income	(143,000)	44,000
Net value of retail center assets written off	—	151,000
Deferred income taxes	—	(175,000)
Gain on sale of fixed assets	(61,000)	—

Changes in assets and liabilities:
Receivables	859,000	(308,000)
Inventories	293,000	2,073,000
Prepayments and other	291,000	38,000
Accounts payable	878,000	206,000
Accrued liabilities	169,000	(790,000)
Income taxes payable/receivable	(705,000)	3,078,000

Net cash provided by operating activities	443,000	5,165,000

Cash flows provided by (used in) investing activities
Additions to property, plant and equipment	(1,210,000)	(353,000)
Redemption of short-term investment	—	50,000
Proceeds from sale of fixed assets	324,000	—

Net cash used in investing activities	(886,000)	(303,000)

Cash flows provided by (used in) financing activities —
Cash dividends paid	(780,000)	(788,000)
Proceeds from notes payable	780,000	3,393,000
Payments of notes payable	(2,084,000)	(5,956,000)
Retirement of common stock	(54,000)	—

Net cash used in financing activities	(2,138,000)	(3,351,000)

Net increase (decrease) in cash and cash equivalents	(2,581,000)	1,511,000

Cash and cash equivalents at beginning of period	7,223,000	4,896,000

Cash and cash equivalents at end of period	$4,642,000	$6,407,000

Supplemental disclosures of cash flow information cash
cash received for income taxes	$750,000	$3,428,000
cash paid for interest expense	130,000	284,000

OTHER INFORMATION

SHORT TERM INVESTMENTS:

Short-term investments consist of certificates of deposits with original maturities greater than 90 days.

INVENTORIES:

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.  Inventories at September 30, 2002 consist of:

Raw Material	$6,089,000
Work in Progress	1,796,000
Finished Goods	4,389,400
$12,274,000

NOTES PAYABLE:

At September 30, 2002, the Company had the following notes payable:

Revolving credit line of $4,325,000 secured by retail subsidiary inventory bearing interest at 1/2% over prime rate	$1,079,000

Unsecured revolving credit line of $5,000,000 bearing interest at 1/2% under prime	—
$1,079,000

CONTINGENT LIABILITIES:

Repurchase Obligations

                The Company is contingently liable under terms of repurchase agreements with various financial institutions which provide for the repurchase of its homes sold to dealers under floorplan financing arrangements upon dealer default.  The Company’s exposure to loss under such agreements is reduced by the resale of the repurchased home.  The Company has established what it believes is an appropriate level of accruals to reflect current and anticipated repurchase activity.  The Company believes any losses incurred under outstanding repurchase agreements in excess of the accruals established as of September 30, 2002 will not have a significant impact on the financial condition of the Company.  However, any substantial increases in dealer defaults after September 30, 2002 may cause the Company to incur additional losses due to repurchase activity.

REVENUE RECOGNITION:

The Company recognizes revenue when the product is shipped to independent dealers.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the third quarter of 2002 were $23,959,000, a decrease of $6,033,000 from the same quarter of 2001.  The sales activity of the Company followed the industry trend during the quarter.  Statistics comparing the third quarter of 2002 to the same period in 2001 and reported by the National Conference of States on Building Codes and Standards show the industry suffered a 15% drop in homes shipped and a 13% drop in floors shipped.  Credit conditions in the industry continue to cause a burden on the Company.  During the third quarter, yet another major wholesale lending source announced they were departing the industry.  As these sources have departed, the Company’s independent dealer and developer customer base have struggled to find replacement financing.  As a result, these dealers and developers have been unable to replace inventories during this period.  Furthermore, during the current quarter, retail and wholesale loan defaults have continued to provide a supply of repossessed homes for resale and thereby displaced some demand for newly manufactured homes.

Lower sales have reduced gross profit and resulted in increased losses.  Additionally, the Company’s earnings were affected by pre-tax charges of $247,000 to wind up certain retail operations that had been set up in 2000 to handle repurchase obligations of the Company.  A net loss of $1,241,000 resulted in the third quarter.

Liquidity and Capital Resources

Liquidity and capital resources dropped during the nine months from the Company’s position at December 31, 2001.  Cash, cash equivalents and short term investments as of September 30, 2002 and December 31, 2001 were $4,942,000 and $7,523,000, respectively.  Working capital as of September 30, 2002 and December 31, 2001 was $19,969,000 and $23,031,000, respectively.  Expenditures for operations were the main uses of capital resources during the quarter.  The Company has an unsecured $5,000,000 line of credit, which has not been utilized, to support its internal capital resources.  The Company anticipates that cash flow from operations and this credit arrangement currently in place will be sufficient to meet the Company’s foreseeable requirements.

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

It is a common practice for manufactured housing producers to participate in dealer financing programs which require the manufacturer to repurchase homes which remain unsold and in dealer inventory within a certain time period, usually 12 to 18 months following delivery to the dealer, if the dealer defaults on its financing obligations.  When initiated, this repurchase obligation brings homes back into the wholesale market and may result in some discounting as the units are resold.  Currently, the industry has a significant level of homeowner repossessions that will compete with future orders to factories for new homes.  The Company believes the reserves accrued at September 30, 2002 are adequate for known repurchase requirements that it may have at that date.  However, any substantial increases in dealer defaults after September 30, 2002 may cause the Company to incur additional losses due to repurchase activity.

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

Item 4.  Management’s Report on Disclosure Controls and Procedures and Internal Control.

The Company’s Chief Executive Officer and the Chief Financial Officer have reviewed the Company’s system of disclosure controls and procedures.  This review, completed as of a date within ninety days before the filing date of this Form 10-Q, has concluded the system of disclosure controls and procedures has been effective in the determination of items to be reported in this 10-Q report.  Furthermore, there have been no significant changes in the Company’s system of internal controls subsequent to the date of this review.

PART II — OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K for July, August or September, 2002 have been filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY HOMES, INC.
Registrant

BY: /s/ MARC A. DOSMANN
Marc A. Dosmann
Vice President — Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated	November 14, 2002

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

Signed this 14th day of November, 2002.

/s/ MARC A. DOSMANN	/s/ EDWARD J. HUSSEY
(Signature of Authorized Officer)	(Signature of Authorized Officer)

Marc A. Dosmann, VP — CFO	Edward J. Hussey, President
Typed Name & Title	Type Name & Title

CERTIFICATION

I, Edward J. Hussey, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Liberty Homes, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

November 14, 2002	/s/ EDWARD J. HUSSEY
Date	Edward J. Hussey, President — Chief Executive Officer

CERTIFICATION

I, Marc A. Dosmann, certify that:

7.                                       I have reviewed this quarterly report on Form 10-Q of Liberty Homes, Inc.;

8.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, periods presented in this quarterly report;

10.                                 The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d.                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e.                                       evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f.                                         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.                                 The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.                                 The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

November 14, 2002	/s/ MARC A. DOSMANN
Date	Marc A. Dosmann, Vice President — Chief Financial Officer