Form 10-K
period 2002-12-31
LIBERTY HOMES INC
filed 2003-03-31
CIK 59240

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From to

Commission File Number 0-5555

LIBERTY HOMES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1174256
(State of Incorporation)	IRS Employer Identification No.

PO Box 35, Goshen, Indiana	46527-0035
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s telephone number	574.533.0431

Securities registered pursuant to Section 12 (g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock	NASDAQ
Class B Common Stock	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.             ☒

Indicate by check mark whether the Registrant is an accelerated filer.       Yes ☐     No ☒

As of June 28, 2002, the aggregate market value of the non-voting Common Stock Class A, held by nonaffiliates and the voting Common Stock Class B, held by nonaffiliates (based upon the closing price on the last date of trade) was approximately $3,350,000 and $1,300,000, respectively.

Number of shares outstanding of each of the registrant’s classes of common stock.

Class	Shares of Outstanding at June 28, 2002

Class A Common Stock, $1.00 par value	2,085,645
Class B Common Stock, $1.00 par value	1,659,422

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Part II.  Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

The Exhibit Index is located on page 17.

PART I

Forward Looking Information – The discussion below contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include statements regarding industry and company outlooks and risk factors.  The Company may make other forward looking statements orally or in writing from time to time.  All such forward looking statements are not guaranties of future events or performance and involve risks and uncertainties. Actual results may differ materially from those in the forward looking statements as the result of a number of material factors.  These factors include without limitation, the availability of financing credit at both the wholesale and retail level, the availability of a competent workforce, the regulation of the industry at the federal, state and local levels, changes in interest rates, the stability of dealer distribution networks, unanticipated results in pending legal proceedings and the condition of the economy and its effect on consumer confidence.

Item 1.  Business

Liberty Homes, Inc. (the “Company”) was organized as an Indiana corporation in 1970 as the successor to a business founded in 1941.  The Company designs, manufactures and sells at wholesale throughout most of the United States a broad line of manufactured homes and modular homes under various trade names.  Additionally, it sells at retail in two Company-owned retail centers in Indiana and North Carolina.  Constructed on a wheel-mounted under-carriage, a manufactured home is a relocatable factory-built dwelling which, when moved to a location, properly set up and connected to utilities, provides permanent housing.  A manufactured home may also consist of two or more units which are moved separately and when securely joined together are called multi-sectional housing.

A manufactured home is to be distinguished from a travel trailer, motor home or other recreational vehicle which is generally used for living accommodations during relatively short periods, primarily for vacation and recreational purposes.

The Company’s typical manufactured home contains a living room, dining room or area, a fully equipped kitchen, two, three, four or five bedrooms, and one or more full baths.  The Company also produces many homes with such additional living spaces as family rooms, sunrooms, dens, utility rooms and porches.  The homes are equipped with central heating, carpeting, a choice of coordinated colors and interior decoration, and are offered in a wide range of floor plans.  Single section homes are 12, 14 or 16 feet wide and vary in overall length from 36 to 76 feet.  Multi-section homes are two or more 12, 14, 15 or 16 foot wide sections, with overall lengths ranging from 36 to 76 feet.

The Company’s typical modular home is built in two or three sections and is very similar to a multi-section manufactured home, however without a permanent steel chassis.

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

For the most part, the Company sells its products to numerous independent dealers, most of whom also sell competing products.  In the year ended December 31, 2002, the Company’s largest dealer accounted for approximately seven percent of the Company’s sales.  The Company generally manufactures its homes only after receipt of orders from its dealers, and sales backlogs in the manufactured housing industry are traditionally short.

Retail prices for the Company’s single section homes typically range from approximately $25,000 to $50,000 and from approximately $35,000 to $125,000 for multi-section homes.  The Company’s homes generally fall within the mid price range of the industry.

Manufactured homes were sold by the Company during 2002 to dealers in most of the continental United States.  Transportation charges from the point of manufacture to the dealer are an important factor in the cost of a manufactured home and often influence a dealer’s preference for similar products.  In general, most retail outlets are located within a 500 mile radius of the manufacturing facility serving the dealer.

In each of the geographical areas in which the Company operates, it faces direct competition from other manufacturers, some of whom are larger than the Company and possess greater resources. This group of competitors consists of manufacturers who compete with the Company on a national level as well as many others who are only regional in scope.  According to data from the Institute of Building Technology and Safety, at the end of 2002, there were 64 companies operating 233 facilities producing manufactured housing in the United States.  Since the manufactured homes sold by the Company are a form of housing, changes in factors which influence the national housing market usually affect the Company’s business, either beneficially or adversely.

In addition, the quality and number of manufactured home developments with space available for new homes sometimes affect the market for manufactured homes.  Manufactured home parks and placement of manufactured homes on real-estate type scattered sites or subdivisions are generally subject to local zoning ordinances and other local regulations.  Any limitation of the availability of space for manufactured homes due to any cause, including such local ordinances, could adversely affect the Company’s business.

In 2000, the Company formed three subsidiaries, Ocala Housing Center, Inc.; Waverlee Homes of Texas, Inc.; and First American Homes, Inc., to establish temporary retail outlets for homes the Company was obligated to repurchase under agreements with various financial institutions providing inventory financing to the Company’s independent dealers.  During 2002, the Company closed and liquidated the Waverlee Homes of Texas, Inc. subsidiary and during 2001, the Company closed and liquidated the First American Homes, Inc. subsidiary.  The Ocala Housing Center, Inc. operations were being liquidated at the end of 2002.

In 1999, Irish Homes, Inc., a wholly-owned subsidiary of the Company, began a retail center in Elkhart, Indiana.  Irish Homes, Inc., commenced operations in 1988 to develop subdivisions using the Company’s manufactured homes.  The homes located within subdivisions include a garage and are placed on a foundation with landscaping, concrete and other work, performed on site by independent contractors.

In 1998, Statesville Housing Center, Inc. was formed as a wholly-owned subsidiary of the Company and began operations as a retail dealer of the Company’s homes.  This retail center is located in Statesville, North Carolina within a mile of one of the Company’s manufacturing plants.

During 1997, the Company formed Gipper Development Company, LLC, a majority owned entity, which is developing a manufactured housing community in Northern Indiana.

In 1994, the Company formed Waverlee Homes, Inc., a majority owned subsidiary, which operates production facilities in Hamilton, Alabama.  This operation enhanced the Company’s ability to serve the market in the South Central United States.

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

The construction of manufactured homes, and the plumbing, heating and electrical systems installed therein, are subject to the National Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban Development (HUD) pursuant to authority granted them by the National Manufactured Home Construction and Safety Standards Act of 1974.  HUD has also promulgated lengthy and complex regulations to implement and enforce the construction standards, and there are substantial penalties for deviations from the regulations.  Construction of the Company’s modular homes is subject to state or local modular building codes.

The Company’s ability to sell its homes is dependent to a considerable degree upon the availability and terms of financing both to its dealers and to retail customers.  Consequently, increases in interest rates or tightening of credit could adversely affect the Company’s business.  Conversely, a lowering of interest rates or relaxation of credit restraints could improve the Company’s business.

Dealers who purchase from the Company generally obtain inventory financing from financial institutions (usually banks or finance companies) on a “floor plan” basis whereby the financial institution obtains a lien upon, or title to, all or part of a dealer’s inventory.  To assist dealers in obtaining such financing, the Company, in accordance with trade practice, generally enters into repurchase agreements with lending institutions whereby the Company, during the period (usually from one to one and one-half years) pending sale to a retail customer, agrees to repurchase a home so financed in the event of the dealer’s default and subsequent inability to repay the amount borrowed from the financial institution.  In the event of repurchase, the Company will experience a loss if the repurchase price paid to the financial institution plus any related costs of repossession (e.g., freight, repairs and shortages) exceed the proceeds received by the Company from resale of the home repurchased.

Retail customers usually finance their home purchases with funds borrowed from banks, finance companies, mortgage companies and savings and loan associations.  Manufactured home loans are secured either by the home (chattel mortgage) or by a combination of the home and land (land/home or real property mortgage).  Chattel loans are often made at a substantially higher rate of interest and are not competitive when conventional real property mortgage rates are low, as they have been in recent years.  In addition, the number of finance institutions making chattel loans on manufactured homes has declined in the past few years.  However, manufactured homes and modular homes qualify for and are financed utilizing conventional real property mortgage financing.  The increasing acceptance of these homes for such financing has, to a certain extent, offset the decline in the availability of chattel financing.

Employees

As of March 13, 2003, the Company had approximately 800 full-time employees.

Item 2.  Properties.

Manufacturing Facilities —
Syracuse, Indiana	Sheridan, Oregon
Yoder, Kansas	Ocala, Florida
Dorchester, Wisconsin	Statesville, North Carolina
Plant #1	Hamilton, Alabama
Plant #2	Tuscumbia, Alabama
Leola, Pennsylvania

The Tuscumbia plant and Plant #1 at Dorchester were idled during the year 2000 and the Ocala plant was idled at the end of 2002.  All of these plants are currently being marketed for sale.  All of the remaining manufacturing facilities are utilized during one shift per day.

The Company owns all of its manufacturing facilities in fee simple and believes that its facilities and equipment contained therein are well maintained and in good condition.  All the Company’s manufacturing facilities are intended for the manufacture of homes, and in the Company’s judgment, all are adequate for their current use.

Retail Centers -

Elkhart, Indiana
Statesville, North Carolina

The Company owns its Elkhart, Indiana retail center in fee simple.  It leases a retail facility in Statesville, North Carolina.  All of these facilities are intended for the display and retail sales of manufactured homes and are well maintained and in good condition.

Other -

Goshen, Indiana

The Company’s executive office and its engineering and design center is located in Goshen, Indiana.  The Company owns the property in fee simple.  The property is in good condition, is well maintained and fits the purpose of its intended use.

Item 3.  Legal Proceedings.

The Company is party to various legal proceedings from the normal course of operations. The Company has provided for anticipated losses resulting from such litigation.  In management’s opinion, the Company has adequate legal defenses and does not believe these suits will materially affect the Company’s operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders for the three months ended December 31, 2002.

PART II

Item 5.  Market for the Company’s Common Equity and Related Stockholder Matters.

The Company’s 2002 Annual Report to Shareholders is an exhibit of this filing.  The information under the caption “Capital Stock” on page seven of the report is incorporated by reference as Item 5 of this filing.  The Company does not have any compensation plan or individual compensation arrangement under which shares of the Company’s common stock have been reserved for issuance to any person in exchange for consideration in the form of goods or services.

The Company’s shares are traded on the NASDAQ small cap market.

Item 6.  Selected Financial Data.

The Company’s 2002 Annual Report to Shareholders is an exhibit of this filing.  The information under the caption “Selected Financial Data” on page one of the report is incorporated by reference as Item 6 of this filing.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s 2002 Annual Report to Stockholders is an exhibit of this filing.  The information contained on pages one through six of the report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated by reference as Item 7 of this filing.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

The Company’s 2002 Annual Report to Stockholders is an exhibit of this filing.  The 2002, 2001 and 2000 consolidated financial statements and footnotes thereto, together with the report thereon of Crowe, Chizek and Company LLP dated February 18, 2003, on pages nine through twenty of the report are incorporated by reference as Item 8 of this filing.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Edward J. Hussey, age 85, has been President, Chairman of the Board and a Director of the Company (or it predecessors) since 1960, and is the father of Edward Joseph Hussey and Michael F. Hussey.

Edward Joseph Hussey, age 55, is an attorney and a son of Edward J. Hussey.  He has been a Director of the Company since 1981, Secretary of the Company since 1985 and was named Vice President of the Company in 1990.  In September, 1987, he began employment with the Company on a full time basis.  Since 1975, he has been associated with the law firm of Hodges & Davis P.C., where he is of counsel.

Michael F. Hussey, age 46, has been employed by the Company since 1980.  He was named Vice President of Finance in 1984 and became a Director in 1988.  He is the son of Edward J. Hussey.

David M. Huffine, age 54, has been a Director of the Company since 1988.  He is currently self-employed.  From 1993 to 2002, he was Vice President of Duneland Mortgage, President of I.M. Homes, Inc., Rocky Ford, Colorado, President of Sky View Homes, Inc. and Chairman of the Board of Rampart Investigations.

Mitchell Day, age 47, has been a Director since 1995.  He has also been President of Day Equipment Corporation, Goshen, Indiana since 1984.

Lester M. Molnar, age 72, retired as Vice President of the Company in 1993 after sixteen years of service.  He has been a Director since 2001.

Dorothy L. Peterson, age 91, has been employed with the Company since 1952.  She was appointed Assistant Treasurer in 1985.

Marc A. Dosmann, age 50, joined the Company in February 1995 as Vice President and Chief Financial Officer.

Bruce A. McMillan, age 51, has served the Company in various capacities for over 30 years.  He was appointed to the position of Vice President of Sales in 1994.

Ronald Atkins, age 52, has served the Company in manufacturing and purchasing functions since 1981.  During 1996, he was appointed to the position of Vice President of Purchasing.

Nader Tomasbi, age 43, joined the Company in July 1994.  In 1998, he was appointed as Vice President of Engineering and Design.

Brian L. Christner, age 43, joined the Company in December 1994 as Controller and has held the position of Treasurer since January 2002.

Gregory T. Shank, age 35, joined the Company in December 1999 as Controller.  He was Controller from August 1998 to December 1999 of the Truck Accessory Group, Inc. and from December 1996 to August 1998, he was Controller of Bristol Pipe, Inc.

Item 11.  Executive Compensation.

The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003 includes information under the captions “Executive Compensation and Shareowner Return Performance Presentation” on pages five through eight.  The proxy statement has been separately filed and those sections are exhibits of this filing and are incorporated by reference as Item 11 of this filing.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003 includes information under the caption “Shares Outstanding and Voting Rights” on pages two and three.  The proxy statement has been separately filed and this section is an exhibit of this filing and is incorporated by reference as Item 12 of this filing.

Item 13.  Certain Relationships and Related Transactions.

The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2003 includes information in footnotes four and seven on page four.  The proxy statement has been separately filed and this information is incorporated by reference as item 13 of this filing.

Item 14.  Management’s Report on Disclosure Controls and Procedures and Internal Control.

The Company’s Chief Executive Officer and the Chief Financial Officer have reviewed the Company’s system of disclosure controls and procedures as of a date within ninety days before the filing date of this Form 10-K, and have concluded the system of disclosure controls and procedures has been effective in the determination of items to be reported in this 10-K report.  Furthermore, there have been no significant changes in the Company’s system of internal controls, or in other factors that could significantly affect these controls, subsequent to the date of this review and there have been no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective actions.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report on Form 10-K:

1. Financial Statements
Consolidated Balance Sheet at December 31, 2002 and 2001	See Shareholder Annual Report Page 9 and 10

Consolidated Statements of Income for Years Ended December 31, 2002, 2001 and 2000	See Shareholder Annual Report Page 11

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000	See Shareholder Annual Report Page 11

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	See Shareholder Annual Report Page 12

Notes to Consolidated Financial Statements	See Shareholder Annual Report Pages 13 – 19

Report of Independent Auditors (Crowe, Chizek and Company LLP)	See Shareholder Annual Report Page 20

2.  Valuation on Qualifying Accounts

		Additions		Deductions
Accrued Warranty	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Payment of claims and services	Balance at end of period

Year ended 2000	$1,764,000	$9,718,000	$0	$9,718,000	$1,764,000
Year ended 2001	1,764,000	8,392,000	0	8,392,000	1,764,000
Year ended 2002	1,764,000	7,087,000	0	6,770,000	2,081,000

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended December 31, 2002.

(c) Exhibits

The exhibits filed with this Form 10-K are listed in the exhibit index located on page 17.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Liberty Homes, Inc.

Goshen, Indiana

We have audited the accompanying consolidated balance sheets of Liberty Homes, Inc. and Subsidiaries as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 18, 2003 (which report is incorporated by reference in this Form 10-K).  In the course of our audit of such financial statements, we have also audited the schedule listed in Part IV, Item 15.(a).2.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, this schedule presents fairly, in all material respects, when read in conjunction with the related consolidated financial statements, the information therein set forth.

/s/ Crowe, Chizek and Company LLP

Crowe, Chizek and Company LLP

Elkhart, Indiana
February 18, 2003

SIGNATURES

Following the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Homes, Inc.
(Registrant)

March 31, 2003	By:	/s/ Marc A. Dosmann
Marc A. Dosmann Vice President – CFO (Principal Financial and Accounting Officer)

Following the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward J. Hussey	President, Director, Chairman of the Board of Directors
Edward J. Hussey	(Principal Executive Officer)
March 31, 2003

/s/ Edward Joseph Hussey	Director, Vice President, Secretary & Assistant Treasurer
Edward Joseph Hussey	March 31, 2003

/s/ Michael F. Hussey	Director & Vice President – Finance
Michael F. Hussey	March 31, 2003

/s/ Mitchell Day	Director
Mitchell Day	March 31, 2003

CERTIFICATION

I, Edward J. Hussey, certify that:

1.	I have reviewed this annual report on Form 10-K of Liberty Homes, Inc.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”);
	c.	and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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

	b.	and any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

March 31, 2003	/s/ Edward J. Hussey
Date	Edward J. Hussey, President – Chief Executive Officer

CERTIFICATION

I, Marc A. Dosmann, certify that:

1.	I have reviewed this annual report on Form 10-Q of Liberty Homes, Inc.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	e.	evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	f.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

	d.	and any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

March 31, 2003	/s/ Marc A. Dosmann
Date	Marc A. Dosmann, Vice President – Chief Financial Officer

EXHIBIT INDEX

Page
3(a)	Articles of Incorporation of the Company. (File #0-5555, Form 10-K for the year ended December 31, 1984).	*

3(b)	Amendment to Articles of Incorporation. (File #0-5555, Form 10-Q for the quarter ended March 31, 1985, Exhibit 4).	*

3(c)	By-laws of the Company. (File #0-5555, Form 10-K for the year ended December 31, 1987).	*

10(a)	Employment Agreement between the Company and Edward Joseph Hussey dated September 14, 1993 (File #0-5555, Form 10-K for the year ended December 31, 1993).	*

10(b)	Employment Agreement between the Company and Michael F. Hussey dated September 14, 1993 (File #0-5555, Form 10-K for the year ended December 31, 1993).	*

10(c)

Split-Dollar Insurance Plan effective June 11, 1993 between the Company and
Nancy A. Parrish and Michael F. Hussey, Trustees for the Edward Joseph
Hussey 1993 Irrevocable Trust

(File #0-5555, Form 10-K for the year ended December 31, 1993).

*

10(d)

Split-Dollar Insurance Plan effective June 11, 1993 between the Company and
Nancy A. Parrish and John P. Hussey, Trustees for the Michael F. Hussey 1993 Irrevocable Trust

(File #0-55555,Form 10-K for the year ended December 31, 1993).

*

13

Annual Report to Shareholders for 2002

(Except for those portions of this report which are expressly incorporated by reference in this Form 10-K, the information contained in such 2002 Annual Report to Shareholders is not deemed “filed” as part of this Form 10-K).

*

21	List of Subsidiaries

99(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 *  Incorporated by reference