Form 10-Q
period 2003-03-31
LIBERTY HOMES INC
filed 2003-05-15
CIK 59240

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares of Outstanding at May 14, 2003

Class A Common Stock, $1.00 par value	1,998,945

Class B Common Stock, $1.00 par value	1,655,522

INDEX

Part I – Consolidated Financial Information

PART I - CONSOLIDATED FINANCIAL INFORMATION

General

The consolidated financial statements and footnotes thereto listed in the Index on page 2 of this report have been prepared using accounting principles generally accepted in the United States of America.  Such principles have been applied on a basis consistent with 2002.  The results of operations for the interim period presented are not necessarily indicative of results to be expected for the year.  The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.

LIBERTY HOMES, INC.

CONSOLIDATED BALANCE SHEET

as of March 31, 2003 and December 31, 2002

	(Unaudited)
	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,529,000	$4,308,000
Short term investments	300,000	300,000
Receivables	7,578,000	5,815,000
Inventories	11,804,000	10,644,000
Deferred tax asset	3,441,000	3,441,000
Income taxes refundable	236,000	1,912,000
Prepayments and other	3,073,000	2,148,000

Total current assets	27,961,000	28,568,000

Property, plant and equipment:

Land	2,014,000	2,014,000
Buildings and improvements	23,619,000	23,580,000
Machinery and equipment	20,823,000	20,735,000

	46,456,000	46,329,000

Less accumulated depreciation	26,950,000	26,458,000

	19,506,000	19,871,000

Property held for sale	4,581,000	4,581,000

Total assets	$52,048,000	$53,020,000

	(Unaudited)
	March 31, 2003	December 31, 2002
LIABILITIES
Current liabilities:
Accounts payable	$3,495,000	$1,779,000
Notes payable	1,645,000	895,000
Accrued compensation & payroll taxes	1,372,000	1,150,000
Other accrued liabilities	5,049,000	6,439,000

Total current liabilities	11,561,000	10,263,000
Deferred income taxes	2,732,000	2,732,000
Minority interest in consolidated subsidiaries	900,000	929,000
Contingent liabilities (see notes)	—	—

SHAREHOLDERS’ EQUITY
Capital Stock:
Class A, $1 par value
Authorized-7,500,000 Shares Issued & outstanding-1,999,000 in 2003 & 1,995,000 in 2002	1,999,000	1,995,000
Class B, $1 par value
Authorized-3,500,000 Shares Issued & outstanding-1,655,000 in 2003 & 1,659,000 in 2002	1,655,000	1,659,000

Other capital	83,000	83,000

Retained earnings	33,118,000	35,359,000

	36,855,000	39,096,000

Total liabilities and stockholders’ equity	$52,048,000	$53,020,000

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

for the three months ended March 31, 2003 and 2002

	2003	2002

Net sales	$17,154,000	$21,899,000

Cost of sales	15,976,000	19,292,000

Gross profit	1,178,000	2,607,000

Selling, delivery, general and administrative
Expenses	3,180,000	4,115,000

Operating loss	(2,002,000)	(1,508,000)

Interest expense	(27,000)	(46,000)

Interest and other income	15,000	26,000

Loss before minority interest and income taxes	(2,014,000)	(1,528,000)

Minority interest	29,000	28,000

Income tax benefit	—	519,000

Net loss	$(1,985,000)	$(981,000)

Share loss per outstanding Common
Share – basic and fully diluted	$(.54)	$(.26)

Weighted average shares outstanding	3,654,000	3,749,000

Cash dividend per share:

Class A and Class B Common Stock	$0.07	$0.07

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

for the three months ended March 31, 2003 and 2002

	2003	2002
Cash flows used in operating activities
Net loss	$(1,985,000)	$(981,000)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	492,000	557,000
Minority interest	(29,000)	(28,000)

Changes in assets and liabilities:
Receivables	(1,763,000)	934,000
Inventories	(1,160,000)	(886,000)
Prepayments and other	(925,000)	97,000
Accounts payable	1,716,000	793,000
Other current liabilities	(1,168,000)	(2,204,000)
Income taxes receivable	1,676,000	(531,000)
Total adjustments	(1,161,000)	(1,268,000)
Net cash used in operating activities	(3,146,000)	(2,249,000)

Cash flows used in investing activities
Additions to property, plant and equipment	(127,000)	(351,000)

Net cash used in investing activities	(127,000)	(351,000)

Cash flows provided by (used in) financing activities
Cash dividends paid	(256,000)	(262,000)
Proceeds from notes payable	3,107,000	311,000
Payments of notes payable	(2,357,000)	(461,000)
Retirement of common stock	—	(54,000)

Net cash provided by (used in) financing activities	494,000	(466,000)

Net decrease in cash and cash equivalents	(2,779,000)	(3,066,000)

Cash and cash equivalents at beginning of period	4,308,000	7,223,000

Cash and cash equivalents at end of period	$1,529,000	$4,157,000

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes	—	—
Cash paid for interest expense	$27,000	$46,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SHORT TERM INVESTMENTS:

Short-term investments consist primarily of certificates of deposits with original maturities greater than 90 days.

INVENTORIES:

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.  Inventories at March 31, 2003 consist of:

Raw Material	$5,973,000
Work in Progress	1,613,000
Finished goods	4,218,000
$11,804,000

PROPERTY HELD FOR SALE:

The Company currently has for sale three of its former production facilities, one each in Ocala, Florida, Dorchester, Wisconsin and Tuscumbia, Alabama.  The Wisconsin and Alabama facilities ceased operation in 2000.  Production from the Dorchester, Wisconsin plant was consolidated into the Company’s other Dorchester plant, while the Tuscumbia business was moved 50 miles to the Hamilton, Alabama plant.  At the end of 2002, production ceased at the Florida plant.  The Company is preparing this facility for sale and will serve this market area from its other facilities.  These closings were done as part of the Company’s response to the current industry downturn.

Each facility includes land, land improvements and buildings.  Appraisal values and asking price for each of these properties exceeds the net book value of each.  All three facilities can fit a wide variety of use.  The Company anticipates selling all of these properties for amounts that exceed their net book value plus disposal costs.  Accordingly, the statements reflect the aggregate net book value of $4,581,000 for all these properties and no adjustments for impairment have been made.

NOTES PAYABLE:

At March 31, 2003, the Company had the following notes payable:

Revolving credit line of $2,659,000 secured by subsidiaries’ retail inventory bearing interest at 1/2% over prime rate	$445,000

Unsecured revolving credit line of $5,000,000 bearing interest at 1/2% under prime	1,200,000
$1,645,000

CONTINGENT LIABILITIES:

Repurchase Obligations

The Company is contingently liable under terms of repurchase agreements with various financial institutions, which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default.  The risk of loss under these agreements is spread over many dealers and is further reduced by the resale value of the homes.  The Company has, as of March 31, 2003, provided for losses on homes for which it has received or expects notification of repurchase.  Any significant change could place unplanned demands on the Company.

Other Contingencies

The Company is party to various legal proceedings from the normal course of operations. The Company has provided for anticipated losses resulting from the litigation.  In management’s opinion, the Company has adequate legal defenses and does not believe these suits will materially affect the Company’s operations or financial position.

EARNINGS PER SHARE

Basic and diluted earnings per share are computed based on weighted average Class A and Class B shares outstanding.  There are no options or warrants outstanding to create a dilutive effect.

REVENUE RECOGNITION

Revenue is recognized when title is transferred upon shipment.

NATURE OF BUSINESS, RISKS AND UNCERTAINTIES

The Company designs, manufactures and sells at wholesale a broad line of single and multi-section manufactured homes and multi-section modular homes to numerous independent dealers in the United States who may utilize floorplan financing arrangements with lending institutions.  Continued availability of credit to these dealers is vital to the Company’s business.

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain assets, liabilities, revenues and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual amounts may differ from estimated amounts.  The most notable assumptions included in the financial statements involve product warranty costs, potential repurchase obligations on dealer floorplan financing arrangements, lawsuits, deferred taxes and property held for sale.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

During the quarter, many factors produced a difficult operating environment for the Company.  The national economy showed signs of continued weakness.  More specific to the Company’s industry, credit availability at both the wholesale and retail levels continued to diminish while the supply of repossessed homes remained at a high level.  Tighter credit underwriting coupled with price competition from repossessed homes as well as overall consumer uncertainty resulted in fewer new home orders to the Company.

In a gauge of the most currently available statistics, the Manufactured Housing Institute reports a 28% unit volume decline during the first two months of 2003 over the same period in 2002.  For the quarter, the Company shipped 25% fewer homes in 2003 than during 2002.  Net sales for the first quarter of 2003 were $17,154,000, a decrease of $4,745,000 or 22% from the same quarter of 2002.

While fixed manufacturing cost reductions were implemented during the current quarter, such actions could not preempt all the effects of declining volume.  Gross profit as a percent of net sales fell to 7% from 12% in the year earlier period for a total reduction of $1,429,000.  Selling, delivery, general and administrative expenses for the 2003 quarter declined $935,000 from the first quarter of 2002.  Lower gross profit was offset in part by lower selling, delivery, general and administrative expense, producing a $494,000 increase from the first quarter 2002 operating loss, to $2,002,000 in 2003.

A tax valuation allowance for the Company’s 2003 loss has eliminated any provision of a tax benefit for the quarter.  The resultant net loss for the 2003 quarter grew to $1,985,000 from a net loss of $981,000 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources dropped from the Company’s position at December 31, 2002.  Cash, cash equivalents and short term investments as of March 31, 2003 and December 31, 2002 were $1,529,000 and $4,308,000, respectively.  Working capital as of March 31, 2003 and December 31, 2002 was $16,400,000 and $18,305,000, respectively.  The Company’s current ratio was 2.4 to 1 and 2.8 to 1 at March 31, 2003 and December 31, 2002, respectively.

The Company currently has a $5,000,000 unsecured operating line of credit on which it had a borrowed balance of $1,200,000 at March 31, 2003.  This line was not used in 2002.  This credit arrangement is due for renewal on June 30, 2003.

Additionally, held for sale are three production facilities which have been closed as part of the Company’s cost reduction program.  These properties have an aggregate net book value of $4,581,000 and the Company believes they can be sold for an aggregate amount in excess of this value.

The Company believes that cash flow from operations, cash reserves and the renewal of credit arrangements currently in place will be sufficient to meet the Company’s requirements in the year 2003.  The Company has taken into consideration the current conditions in which the Company operates.  Any additional downturn in the industry could affect the Company and cause it to seek additional lines of credit.

OUTLOOK AND RISK FACTORS

The dynamics that propelled the manufacturing component of the industry into its current condition will continue to affect near term performance.  These factors will adversely affect new home orders resulting in lower sales.

The Company’s operations run parallel to the forces in the industry and are impacted by the same risk factors affecting the industry.  Since the Company produces only to dealers’ orders and sales backlogs are traditionally short, the order activity at the Company is indicative of the day to day retail sales activity of its products.  Any changes affecting retail customer demand, such as cost, unemployment and the factors previously mentioned, may have an immediate effect on the Company’s operations.

Increased underwriting standards and a reduced number of retail lenders are factors which will affect the industry for the foreseeable future.  This constriction of credit will keep many potential homebuyers out of the marketplace for manufactured housing.  Previously less restrictive underwriting standards have created a high default rate on loans resulting in numerous repossessions.  These repossessions continue and the supply of these unsold homes pose a challenge to new home sales.

It is a common practice for manufactured housing producers to participate in dealer financing programs which require the manufacturer to repurchase homes which remain unsold and in dealer inventory within a certain time period following delivery to the dealer, if the dealer defaults on its financing obligations.  When initiated, this repurchase obligation brings homes back into the wholesale market and may result in some discounting as the units are resold.  At times in the past, the industry has had a significant level of these repurchased homes that competed with future orders to factories for new homes and such conditions could arise again.

The distribution system for the Company’s modular homes may be somewhat different. While the Company sells some of its modular homes to traditional manufactured home retailers, a large percentage of modular homes are sold to builder developers who do not typically stock numerous homes for display.  Consequently, homes sold to such builder developers are not subject to repurchase as described above.  As the modular portion of the Company’s business grows, the Company’s contingent liability for repurchase of homes should proportionately shrink.

The spate of dealer failures that occurred industry-wide in 2000 slowed during the last two years. However, it is difficult to project what may happen with the existing dealer base in the future.  Continued fallout among this part of the distribution chain may disrupt the market.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During this quarter, except for changes in the valuation of deferred tax benefits, the Company has not changed its use of estimates and judgements in the application of Generally Accepted Accounting Policies used in the United States.  For the valuation of deferred tax benefits, management has placed an allowance on the valuation of federal and state tax benefits resulting from the Company’s net operating loss for the quarter.

FORWARD LOOKING STATEMENTS

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4.  Management’s Report on Disclosure Controls and Procedures and Internal Control.

(a)           The Chief Executive Officer and the Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing of this Form 10-Q.  As a result of that evaluation, they have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)           There have been no significant changes in the Company’s system of internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.  There were no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective actions.

PART II – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 99.1  Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

No reports on Form 8-K for January, February or March, 2003 have been filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY HOMES, INC.
Registrant

		BY:	/s/ Marc A. Dosmann
Marc A. Dosmann
Vice President – Chief Financial Officer (Principal Financial and Accounting Officer)

Dated	May 15, 2003

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

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

May 15, 2003	/s/ EDWARD J. HUSSEY
Date	Edward J. Hussey, Chief Executive Officer

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

e.                                       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f.                                         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

May 15, 2003	/s/ MARC A. DOSMANN
Date	Marc A. Dosmann, Vice President – Chief Financial Officer