Form 10-Q
period 2003-06-30
LIBERTY HOMES INC
filed 2003-08-14
CIK 59240

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares of Outstanding at August 7, 2003

Class A Common Stock, $1.00 par value	1,998,945

Class B Common Stock, $1.00 par value	1,655,522

Part 1.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

LIBERTY HOMES, INC.

CONSOLIDATED BALANCE SHEET

as of June 30, 2003 and December 31, 2002

	(Unaudited)
	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$3,679,000	$4,308,000
Short term investments	200,000	300,000
Receivables	6,670,000	5,815,000
Inventories	11,076,000	10,644,000
Deferred tax asset	3,441,000	3,441,000
Income taxes refundable	—	1,912,000
Prepayments and other	970,000	2,148,000

Total current assets	26,036,000	28,568,000

Property, plant and equipment:

Land	2,014,000	2,014,000
Buildings and improvements	23,592,000	23,580,000
Machinery and equipment	20,790,000	20,735,000

	46,396,000	46,329,000

Less accumulated depreciation	27,178,000	26,458,000

	19,218,000	19,871,000

Property held for sale	4,581,000	4,581,000

Total assets	$49,835,000	$53,020,000

LIABILITIES
Current liabilities:
Accounts payable	$2,720,000	$1,779,000
Notes payable	406,000	895,000
Accrued compensation & payroll taxes	1,329,000	1,150,000
Other accrued liabilities	5,618,000	6,439,000

Total current liabilities	10,073,000	10,263,000
Deferred income taxes	2,732,000	2,732,000
Minority interest in consolidated subsidiaries	949,000	929,000
Contingent liabilities (see notes)	—	—

SHAREHOLDERS’ EQUITY
Capital Stock:
Class A, $1 par value
Authorized-7,500,000 Shares Issued & outstanding-1,999,000 in 2003 & 1,995,000 in 2002	1,999,000	1,995,000
Class B, $1 par value
Authorized-3,500,000 Shares Issued & outstanding-1,655,000 in 2003 & 1,659,000 in 2002	1,655,000	1,659,000

Other capital	83,000	83,000

Retained earnings	32,344,000	35,359,000

	36,081,000	39,096,000

Total liabilities and shareholders’ equity	$49,835,000	$53,020,000

The accompanying notes are a part of the consolidated financial statements.

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF INCOME

for the three months ended June 30, 2003 and 2002

UNAUDITED

	2003	2002

Net sales	$21,374,000	$24,668,000

Cost of sales	18,214,000	20,972,000

Gross profit	3,160,000	3,696,000

Selling, delivery, general and administrative expenses	3,602,000	4,497,000

Operating loss	(442,000)	(801,000)

Interest expense	(36,000)	(46,000)
Interest and other income	9,000	75,000

Loss before minority interest and income taxes	(469,000)	(772,000)

Minority interest	(49,000)	47,000

Income tax benefit	—	263,000

Net loss	$(518,000)	$(462,000)

Net loss per outstanding Common Share – basic and fully diluted	$(.14)	$(.12)

Weighted average shares outstanding	3,654,000	3,745,000

Cash dividend per share:

Class A Common Stock	$.07	$.07

Class B Common Stock	$.07	$.07

The accompanying notes are a part of the consolidated financial statements.

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF INCOME

for the six months ended June 30, 2003 and 2002

UNAUDITED

	2003	2002

Net sales	$38,528,000	$46,567,000

Cost of sales	33,771,000	40,261,000

Gross profit	4,757,000	6,306,000

Selling, delivery, general and administrative expenses	7,201,000	8,612,000

Operating loss	(2,444,000)	(2,306,000)

Interest expense	(63,000)	(92,000)
Interest and other income	24,000	98,000

Loss before minority interest and income taxes	(2,483,000)	(2,300,000)

Minority interest	(20,000)	75,000

Income tax benefit	—	782,000

Net loss	$(2,503,000)	$(1,443,000)

Net loss per outstanding Common Share – basic and fully diluted	$(.69)	$(.39)

Weighted average shares outstanding	3,654,000	3,747,000

Cash dividend per share:

Class A Common Stock	$.14	$.14

Class B Common Stock	$.14	$.14

The accompanying notes are a part of the consolidated financial statements.

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

for the six months ended June 30, 2003 and 2002

UNAUDITED

	2003	2002
Cash flows provided by (used in) operating activities
Net loss	$(2,503,000)	$(1,443,000)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	900,000	1,036,000
Minority interest	20,000	(75,000)
(Gain) loss on disposal of fixed assets	19,000	(61,000)
Changes in assets and liabilities
Receivables	(855,000)	(274,000)
Income taxes payable/receivable	1,912,000	(50,000)
Inventories	(432,000)	248,000
Prepayments and other	1,178,000	132,000
Accounts payable	941,000	300,000
Other current liabilities	(642,000)	(1,193,000)

Net cash provided by (used in) operating activities	538,000	(1,380,000)

Cash flows provided by (used in) investing activities
Additions to property, plant and equipment	(274,000)	(862,000)
Proceeds from sale of fixed assets	8,000	324,000
Redemption of short-term investments	100,000	—

Net cash used in investing activities	(166,000)	(538,000)

Cash flows provided by (used in) financing activities
Cash dividends paid	(512,000)	(525,000)
Proceeds from notes payable	4,977,000	481,000
Payments of notes payable	(5,466,000)	(909,000)
Retirement of common stock	—	(54,000)

Net cash used in financing activities	(1,001,000)	(1,007,000)

Net decrease in cash and cash equivalents	(629,000)	(2,925,000)

Cash and cash equivalents at beginning of period	4,308,000	7,223,000

Cash and cash equivalents at end of period	$3,679,000	$4,298,000

Supplemental disclosures of cash flow information.
Cash received for income taxes	$1,912,000	$749,000
Cash paid for interest expense	63,000	92,000

The accompanying notes are a part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

GENERAL

The consolidated financial statements and footnotes thereto have been prepared using accounting principles generally accepted in the United States of America.  Such principles have been applied on a basis consistent with 2002.  The results of operations for the interim period presented are not necessarily indicative of results to be expected for the year.  The information furnished herein reflects all adjustments (consistent of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all its wholly owned and majority owned subsidiaries.  Upon consolidation, all inter-Company accounts, transactions and profits have been eliminated.

SHORT TERM INVESTMENTS

Short-term investments consist primarily of certificates of deposits with original maturities greater than 90 days.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.  Inventories at June 30, 2003 consist of:

Raw Material	$5,828,000
Work in Progress	1,494,000
Finished goods	3,754,000
$11,076,000

PROPERTY HELD FOR SALE

The Company currently has for sale three of its former production facilities, one each in Ocala, Florida, Dorchester, Wisconsin and Tuscumbia, Alabama.  The Wisconsin and Alabama facilities ceased operation in 2000.  Production from the Dorchester, Wisconsin plant was consolidated into the Company’s other Dorchester plant, while the Tuscumbia business was moved 50 miles to the Hamilton, Alabama plant.  At the end of 2002, production ceased at the Florida plant.  The Company now serves this market area from its other facilities.  These closings were done as part of the Company’s response to the current industry downturn.

Each facility includes land, land improvements and buildings.  Appraisal values and asking price for each of these properties exceeds the net book value of each.  All three facilities can fit a wide variety of uses.  The Company anticipates selling all of these properties for amounts that exceed their net book value plus disposal costs.  Accordingly, the statements reflect the aggregate net book value of $4,581,000 for all these properties and no adjustments for impairment have been made.

NOTES PAYABLE

At June 30, 2003, the Company had the following notes payable:

Revolving credit line secured by subsidiaries’ retail inventory bearing interest at 1/2% over prime rate with total approved credit of $1,200,000	406,000
Revolving credit line of $5,000,000 secured by certain real property bearing interest at 1/2% under prime	-0	-
	$406,000

CONTINGENT LIABILITIES

Repurchase Obligations

The Company is contingently liable under terms of repurchase agreements with various financial institutions, which provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default.  The risk of loss under these agreements is spread over many dealers and is further reduced by the resale value of the homes.  The Company has, as of June 30, 2003, provided for losses on homes for which it has received or expects notification of repurchase. Any significant change could place unplanned demands on the Company.

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

NATURE OF BUSINESS, RISKS AND UNCERTAINTIES

The Company designs, manufactures and sells at wholesale a broad line of single and multi-section manufactured homes and multi-section modular homes to numerous independent dealers in the United States.  The Company considers itself to be in the industry segment of manufacturing residential houses as other operations are immaterial.

There are many risks and uncertainties in the industry segment, general nature of business and the world socioeconomic climate that affect the Company.  The list included herein is not to be considered complete, however, included among them are the following.

•                                          changes in the availability of retail (consumer) and wholesale (dealer) financing and the volatility of the interest rates thereon

•                                          the stability of the dealer network

•                                          the level of inventory of new and repossessed homes

•                                          inventory repurchase contingencies

•                                          the availability and retention of a competent workforce

•                                          availability and price of raw materials

•                                          unanticipated results in pending legal proceedings

•                                          regulatory constraints

•                                          world and economic events that affect consumer confidence

Further insight into some of these items can be found in the discussion of the  “Outlook and Risk Factors” section of this 10Q in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

USE OF ESTIMATES

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions regarding certain assets, liabilities, revenues and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual amounts may differ from estimated amounts.  The most notable assumptions included in the financial statements involve product warranty costs, potential repurchase obligations on dealer floorplan financing arrangements, lawsuits, deferred taxes and property held for sale.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

While certain sectors of the United States economy hinted at a recovery during the second quarter of 2003, the manufactured housing industry continued to seek solid footing from which to recover. In a comparison of statistics, as reported by the Institute of Building Technology and Safety, on the second quarter 2003 to the same period in 2002, shipments of manufactured homes declined 25%. Current national data is not readily available on modular home shipments, however anecdotal information seems to indicate some growth.  Tight credit underwriting continued to hamper retail sales contracts.  And credit availability restricted funds at both the wholesale and retail levels.  Additionally, consumer confidence still seemed uncertain.

This environment shaped our Company’s performance.  Net sales for the second quarter 2003 were $21,374,000, a decrease of $3,294,000 or 13% from net sales of $24,688,000 during the corresponding period of 2002.  On the quarter to quarter comparison, our manufactured home shipments decreased 14% while modular homes increased 10%, resulting in an overall 12% decline of total homes sold.  Net sales were lower in 2003, due in part to the absence of shipments from our Ocala Florida plant that ceased operations at the beginning of 2003.  The remaining operating plants experienced lower demand for homes.

Costs of raw material, variable labor and variable overhead remained stable during the current quarter.  Through our cost control programs, total fixed costs dropped 12%.  However, lower volume offset the cost reductions.  Gross profit fell by $536,000 in a comparison of the second quarter of 2003 to 2002.  Gross profit was $3,160,000 or 15% of net sales in 2003 and $3,696,000 or 15% of net sales in 2002.

Selling, delivery, general and administrative expenses were $3,602,000 during the second quarter of 2003 and totaled $4,497,000 during the same quarter of 2002.  Current period expenses were $895,000 lower.  We achieved a reduction of $822,000 in selling, general and administrative expense through a cost reduction program while lower volume reduced delivery expense by $73,000.

The Company’s loss before minority interest and income taxes was $469,000 in the second quarter 2003.  This result is a $303,000 improvement over the loss of $772,000 during 2002.

Due to the full usage of tax loss carryback benefits in prior periods, no income tax benefit was attributed to the second quarter 2003 loss.  For the comparable 2002 quarter, a tax benefit of $263,000 was recognized.

Net loss for the second quarter 2003 was $518,000 or $56,000 higher than the second quarter net loss of $462,000 in 2002.  The basic and fully diluted loss per share was $.14 for 2003 and $.12 for 2002.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources dropped from our position at December 31, 2002.  Cash, cash equivalents and short term investments as of June 30, 2003 and December 31, 2002 were $3,679,000 and $4,308,000, respectively.  Working capital as of June 30, 2003 and December 31, 2002 was $15,963,000 and $18,305,000, respectively.  The current ratio was 2.6 to 1 and 2.8 to 1 at June 30, 2003 and December 31, 2002, respectively.

The Company currently has a $5,000,000 operating line of credit on which no balances were borrowed at June 30, 2003.  This line is secured by a portion of the Company’s real property.  This credit arrangement is due for renewal on June 30, 2004.

Additionally, held for sale are three production facilities which have been closed as part of our cost reduction program.  These properties have an aggregate net book value of $4,581,000 and we believe they can be sold for an aggregate amount in excess of this value.

We believe that cash flow from operations, cash reserves and credit arrangements currently in place will be sufficient to meet the Company’s requirements in the coming year.  We have taken into consideration the current conditions in which we operate and recognize that any additional downturn in the industry could affect the Company and cause us to seek additional lines of credit.

OUTLOOK AND RISK FACTORS

The dynamics that propelled the manufacturing component of our industry into its current condition will continue to affect near term performance.  These factors are not limited to the following, but include:

•                                          changes in the availability of retail (consumer) and wholesale (dealer) financing and the volatility of the interest rates thereon

•                                          the stability of the dealer network

•                                          the level of inventory of new and repossessed homes

•                                          inventory repurchase contingencies

•                                          the availability and retention of a competent workforce

•                                          availability and price of raw materials

•                                          unanticipated results in pending legal proceedings

•                                          regulatory constraints

•                                          world and economic events that affect consumer confidence

Our Company is not immune to the forces in the industry and, therefore, we are impacted by the same risk factors.  Since we produce only to dealers’ orders and sales backlogs are traditionally short, our order activity is indicative of the day to day retail sales activity of our products.  Any changes affecting retail customer demand, such as cost, unemployment and other factors previously mentioned, may have an immediate effect on our operations.

Increased underwriting standards and a reduced number of retail lenders are factors which will affect the industry for the foreseeable future.  Continued constriction of credit will keep many potential homebuyers out of the marketplace for our housing.  We look, however, with favor upon the announcement of a major financial institution to begin serving this vital sector of our industry. We believe this source has the ability to provide a significant amount of credit to fund retail purchases of homes.  Of course, this venture is not yet fully launched and we are cautious in our outlook.

Previously, less restrictive underwriting standards have created a high default rate on loans resulting in numerous repossessions.  We believe the current rate of repossessions and the supply of these unsold homes is slightly less than in prior years.  However, they continue to pose a challenge to new home sales.

It is a common practice for manufactured housing producers to participate in dealer financing programs which require the manufacturer to repurchase homes which remain unsold and in dealer inventory within a certain time period following delivery to the dealer, if the dealer defaults on its financing obligations.  When initiated, this repurchase obligation brings homes back into the wholesale market and may result in some discounting as the units are resold.  At times in the past, the industry has had a significant level of these repurchased homes that competed with future orders to factories for new homes.  Such conditions could arise again and affect our ability to make new home sales.

The Company’s own repurchase obligations were significant in 2000, the beginning of this current downturn.  Since then, our dealer turnover has abated significantly.  It is difficult for us to predict the potential for a re-occurrence of such a high level.  If it should, existing and standby capital resources will be heavily utilized while our other resources will be diverted away from our business of producing and selling new homes.

The distribution system for our modular homes may be somewhat different.  While we sell some of our modular homes to traditional manufactured home retailers, a large percentage of modular homes are sold to builder developers who do not typically stock numerous homes for display.  Consequently, homes sold to such builder developers are not subject to repurchase as described above.  As the modular portion of our business grows, the contingent liability for repurchase of homes should proportionately shrink, thereby lessening potential demand for the Company’s resources.

The spate of dealer failures that occurred industry-wide in 2000 has slowed since then.  However, it is difficult for us to project what may happen with the existing dealer base in the future.  A return to a high fallout among this part of the distribution chain may disrupt the market.  Such a disruption among our competitors’ customers may cause our competitors to aggressively pursue our customer base.  Wherever the disruption may hit our own customer base, we will also be adversely affected.

CRITICAL ACCOUNTING POLICIES

The Company’s Annual Report on Form 10-K for the period ended December 31, 2002, under the heading “Critical Accounting Policies and Estimates,” provides a list of accounting policies that are integral components to the portrayal of financial condition and results of operations of the Company. These items are warranty, repurchase obligations, lawsuits, deferred taxes and property held for sale.  Since that report, except for changes in the valuation of deferred tax benefits, we have not changed the use of estimates and judgements in the application of Generally Accepted Accounting Policies used in the United States.  For the valuation of deferred tax benefits, we have placed an allowance on the valuation of federal and state tax benefits resulting from the Company’s net operating losses occurring in 2003.

FORWARD LOOKING STATEMENTS

The discussion above contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include statements we make regarding industry and company outlooks and risk factors.  We may make other forward looking statements orally or in writing from time to time.  All such forward looking statements are not guaranties of future events or performance and involve risks and uncertainties.  Actual results may differ materially from those in our forward looking statements as the result of a number of material factors.  These factors include without limitation:

•                                          changes in the availability of retail (consumer) and wholesale (dealer) financing and the volatility of the interest rates thereon

•                                          the stability of the dealer network

•                                          the level of inventory of new and repossessed homes

•                                          inventory repurchase contingencies

•                                          the availability and retention of a competent workforce

•                                          availability and price of raw materials

•                                          unanticipated results in pending legal proceedings

•                                          regulatory constraints

•                                          world and economic events that affect consumer confidence

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We currently have a small amount of borrowing on our retail centers’ floorplan line of credit, and make infrequent use of our general line of credit.  To the limited extent that we do borrow, we are exposed to changes in interest rates.  We do not use interest rate derivative instruments to manage exposure to interest rate changes.  Additionally, we do not invest in securities or funds or any other type of intangible trading security that is exposed to market risk.  We do not enter into any contractual obligations whose final settlement can be affected by interest rate volatility, foreign currency rate fluctuations or commodity price changes.

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

PART II – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 31.1 - Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

No reports on Form 8-K for April, May or June, 2003 have been filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY HOMES, INC.
Registrant

		BY:	/s/ MARC A. DOSMANN
Marc A. Dosmann
Vice President – Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated	August 14, 2003