Form 10-Q
period 2003-09-30
LIBERTY HOMES INC
filed 2003-11-14
CIK 59240

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

(Mark One) ☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares of Outstanding at November 5, 2003

Class A Common Stock, $1.00 par value	2,002,045

Class B Common Stock, $1.00 par value	1,652,422

Part 1.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

LIBERTY HOMES, INC.

CONSOLIDATED BALANCE SHEET

as of September 30, 2003 and December 31, 2002

	(Unaudited)
	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$3,498,000	$4,308,000
Short term investments	150,000	300,000
Receivables	7,624,000	5,815,000
Inventories	11,321,000	10,644,000
Deferred tax asset	3,441,000	3,441,000
Income taxes refundable	—	1,912,000
Prepayments and other	552,000	2,148,000

Total current assets	26,586,000	28,568,000

Property, plant and equipment:

Land	2,014,000	2,014,000
Buildings and improvements	23,592,000	23,580,000
Machinery and equipment	20,855,000	20,735,000

	46,461,000	46,329,000

Less accumulated depreciation	27,575,000	26,458,000

	18,886,000	19,871,000

Property held for sale	4,581,000	4,581,000

Total assets	$50,053,000	$53,020,000

	(Unaudited)
	September 30, 2003	December 31, 2002
LIABILITIES
Current liabilities:
Accounts payable	$3,217,000	$1,779,000
Floorplan notes payable	543,000	895,000
Accrued compensation & payroll taxes	1,416,000	1,150,000
Other accrued liabilities	6,180,000	6,439,000

Total current liabilities	11,356,000	10,263,000
Deferred income taxes	2,732,000	2,732,000
Minority interest in consolidated subsidiaries	961,000	929,000
Contingent liabilities (see notes)	—	—

SHAREHOLDERS’ EQUITY
Capital Stock:
Class A, $1 par value
Authorized-7,500,000 Shares Issued & outstanding-2,002,000 in 2003 & 1,995,000 in 2002	2,002,000	1,995,000
Class B, $1 par value
Authorized-3,500,000 Shares Issued & outstanding-1,652,000 in 2003 & 1,659,000 in 2002	1,652,000	1,659,000

Other capital	83,000	83,000

Retained earnings	31,267,000	35,359,000

	35,004,000	39,096,000

Total liabilities and shareholders’ equity	$50,053,000	$53,020,000

The accompanying notes are a part of the consolidated financial statements.

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF INCOME

for the three months ended September 30, 2003 and 2002

UNAUDITED

	2003	2002

Net sales	$23,854,000	$23,959,000

Cost of sales	20,841,000	21,223,000

Gross profit	3,013,000	2,736,000

Selling, delivery, general and administrative expenses	3,750,000	4,558,000

Operating loss	(737,000)	(1,822,000)

Interest expense	(8,000)	(38,000)
Interest income and other loss	(64,000)	(123,000)

Loss before minority interest and income taxes	(809,000)	(1,983,000)

Minority interest	(12,000)	68,000

Income tax benefit	—	674,000

Net loss	$(821,000)	$(1,241,000)

Net loss per outstanding Common Share – basic and fully diluted	$(.22)	$(.33)

Weighted average shares outstanding	3,654, 000	3,745,000

Cash dividend per share:

Class A Common Stock	$.07	$.07

Class B Common Stock	$.07	$.07

The accompanying notes are a part of the consolidated financial statements.

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF INCOME

for the nine months ended September 30, 2003 and 2002

UNAUDITED

	2003	2002

Net sales	$62,382,000	$70,526,000

Cost of sales	54,612,000	61,516,000

Gross profit	7,770,000	9,010,000

Selling, delivery, general and administrative expenses	10,951,000	13,170,000

Operating loss	(3,181,000)	(4,160,000)

Interest expense	(71,000)	(130,000)
Interest income and other (loss)	(40,000)	7,000

Loss before minority interest and income taxes	(3,292,000)	(4,283,000)

Minority interest	(32,000)	143,000

Income tax benefit	—	1,456,000

Net loss	(3,324,000)	$(2,684,000)

Net loss per outstanding Common Share – basic and fully diluted	$ .(91)	$(.72)

Weighted average shares outstanding	3,654,000	3,746,000

Cash dividend per share:

Class A Common Stock	$.21	$.21

Class B Common Stock	$.21	$.21

The accompanying notes are a part of the consolidated financial statements.

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

for the nine months ended September 30, 2003 and 2002

UNAUDITED

	2003	2002
Cash flows provided by (used in) operating activities:
Net loss	$(3,324,000)	$(2,684,000)
Adjustment to reconcile net loss
Depreciation	1,351,000	1,546,000
Minority interest in income (loss) of subsidiary	32,000	(143,000)
(Gain) loss on sale of fixed assets	19,000	(61,000)

Changes in assets and liabilities:
Receivables	(1,809,000)	859,000
Inventories	(677,000)	293,000
Prepayments and other	1,596,000	291,000
Accounts payable	1,438,000	878,000
Accrued liabilities	7,000	169,000
Income taxes payable/receivable	1,912,000	(705,000)

Net cash provided by operating activities	545,000	443,000

Cash flows provided by (used in) investing activities
Additions to property, plant and equipment	(393,000)	(1,210,000)
Redemption of short-term investment	150,000	—
Proceeds from sale of fixed assets	8,000	324,000

Net cash used in investing activities	(235,000)	(886,000)

Cash flows provided by (used in) financing activities -
Cash dividends paid	(768,000)	(780,000)
Proceeds from notes payable	5,336,000	780,000
Payments of notes payable	(5,688,000)	(2,084,000)
Retirement of common stock	—	(54,000)

Net cash used in financing activities	(1,120,000)	(2,138,000)

Net decrease in cash and cash equivalents	(810,000)	(2,581,000)

Cash and cash equivalents at beginning of period	4,308,000	7,223,000

Cash and cash equivalents at end of period	$3,498,000	$4,642,000

Supplemental disclosures of cash flow information cash
cash received for income taxes	$1,912,000	$750,000
cash paid for interest expense	71,000	130,000

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

INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.  Inventories at September 30, 2003 consist of:

Raw Material	$5,839,000
Work in Progress	1,626,000
Finished goods	3,856,000
$11,321,000

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

NOTES PAYABLE

At September 30, 2003, the Company had the following notes payable:

Revolving credit line secured by subsidiaries’ retail inventory bearing interest at 1/2% over prime rate with total approved credit of $1,200,000	543,000
Revolving credit line of $5,000,000 secured by certain real property bearing interest at 1/2% under prime	-0-
$543,000

CONTINGENT LIABILITIES

Repurchase Obligations

The Company is contingently liable under terms of repurchase agreements with various financial institutions.  These agreements provide for the repurchase of its homes sold to dealers under floor plan financing arrangements upon dealer default.  The risk of loss under these agreements is spread over many dealers and is further reduced by the resale value of the homes.  The Company has, as of September 30, 2003, provided for losses on homes for which it has received or expects notification of repurchase.  Any significant change could place unplanned demands on the Company.

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

REVENUE RECOGNITION

Revenue is recognized when title to the home is transferred upon shipment.

NATURE OF BUSINESS, RISKS AND UNCERTAINTIES

The Company designs, manufactures and sells at wholesale a broad line of single and multi-section manufactured homes and multi-section modular homes to numerous independent dealers in the United States.  The Company considers itself to be in the industry segment of manufacturing residential homes as other operations are immaterial.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Our net sales during the third quarter of 2003 were $23,854,000, a decrease of $105,000 or less than one percent from net sales of $23,959,000 during the third quarter of 2002.  The percentage decline of unit sales was much higher with home shipments totaling 22% less in 2003 than 2002. The 2003 shipment totals exclude sales from our Ocala Florida production facility, which ceased production at the end of 2002.  Excluding those units from the comparison shows that the remaining home volume decreased 16%.

During the most recent quarter, our average sales price per home was considerably higher than during the third quarter of 2002.  Some price increases were made in response to higher raw material costs.  However, the primary cause of a higher average sales price was product mix change.  The number of single-section manufactured homes shipped in the third quarter of 2003 was down from the 2002 quarter due to significantly lower purchases from one of our community development customers.  Our multi-section manufactured home shipments did not fall nearly as much while our modular home sales continued to grow.  The values of our modular and multi-section manufactured homes are higher than single-section homes.  Therefore, even though the unit volume fell, total revenue declined by only $105,000.

Comparatively, shipping statistics reported by the Institute of Building Technology and Safety show that total US shipments of manufactured homes fell 20% from the third quarter of 2002 to the third quarter of 2003.  Current national modular housing statistics are unavailable.

Raw material costs escalated in the third quarter of 2003.  Insulation, steel, lumber and lumber products, especially Oriented Strand Board, were considerably higher at that time as compared to the beginning of 2003 and the third quarter of 2002.  Due to competitive industry conditions, we were unable to increase our selling prices enough to fully offset these cost increases. At the same time, continuing our cost control measures resulted in a 9% reduction of third quarter 2003 fixed costs compared to the same period of 2002.  Our gross profit rose by $277,000 in a comparison of the third quarter 2003 to 2002.  Gross profit was $3,013,000 or 13% of net sales in 2003 and $2,736,000 or 11% of 2002 net sales.

Selling, delivery, general and administrative expenses were $3,750,000 during the third quarter of 2003 while totaling $4,558,000 during the same quarter of 2002.  Our delivery costs were impacted by lower volume and fell by $100,000 while cost reduction programs in place for selling, general and administrative expenses helped cut these costs by $708,000.

Our loss before minority interest and income taxes was $809,000 in the third quarter of 2003.  This result is a $1,174,000 improvement over the loss of $1,983,000 during the corresponding quarter of 2002.

Due to the full usage of tax loss carryback benefits in prior periods, no income tax benefit was attributed to the third quarter 2003 loss.  For the comparable 2002 quarter, a tax benefit of $674,000 was recognized.

Net loss for the third quarter 2003 was $821,000 or $420,000 lower than the third quarter net loss of $1,241,000 in 2002.  The basic and fully diluted loss per share was $.22 for 2003 and $.33 for 2002.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources dropped from our position at December 31, 2002.  Cash, cash equivalents and short term investments as of September 30, 2003 and December 31, 2002 were $3,648,000 and $4,608,000, respectively.  Working capital as of September 30, 2003 and December 31, 2002 was $15,963,000 and $18,305,000, respectively.  The current ratio was 2.3 to 1 and 2.8 to 1 at September 30, 2003 and December 31, 2002, respectively.

The Company currently has a $5,000,000 operating line of credit on which no balances were borrowed at September 30, 2003.  This line is secured by a portion of the Company’s real property. This credit arrangement is due for renewal on June 30, 2004.

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

The climate for retail lending will continue to have an impact on the sale of manufactured homes. Recent restrictions in underwriting policies by both the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Management Corporation (Freddie Mac) have added to an already tight credit condition.  A number of lenders have exited the industry in the last few years and those that remain have previously increased their underwriting standards.  The actions of Fannie Mae and Freddie Mac will further affect the industry.  Continued constriction of credit will keep many potential homebuyers out of the marketplace for our manufactured homes.

Modular housing financing does not meet the same conditions.  Retail lenders are less restrictive in this area and the restrictions imposed by Fannie Mae and Freddie Mac on manufactured housing do not apply to modular housing.  Such conditions have benefited the Company’s modular housing business in the past.  Our outlook is for continued growth in this area.

Previously, less restrictive underwriting standards created a high default rate on loans resulting in numerous repossessions.  We believe the current rate of repossessions and the supply of these unsold homes is slightly less than in prior years.  However, they continue to pose a challenge to new home sales.

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

Our Company’s own repurchase obligations were significant in 2000, the beginning of this current downturn.  Since then, our dealer turnover has abated significantly.  While it is difficult for us to predict the potential for a re-occurrence of such a high level, if it should, existing and standby capital resources will be heavily utilized while our other resources will be diverted away from our business of producing and selling new homes.

The impact of repurchase obligations in the distribution system for our modular homes may be somewhat different.  While we sell some of our modular homes to traditional manufactured home retailers, a large percentage of modular homes are sold to builder developers who do not typically stock numerous homes for display.  Consequently, homes sold to such builder developers are not subject to repurchase as described above.  As the modular portion of our business grows, the contingent liability for repurchase of homes should proportionately shrink, thereby lessening potential demand for the Company’s resources.

CRITICAL ACCOUNTING POLICIES

The Company’s Annual Report on Form 10-K for the period ended December 31, 2002, under the heading “Critical Accounting Policies and Estimates,” provides a list of accounting policies that are integral components to the portrayal of financial condition and results of operations of the Company. These items are warranty, repurchase obligations, lawsuits, deferred taxes and property held for sale.  Since that report, except for changes in the valuation of tax benefits, we have not changed the use of estimates and judgements in the application of Generally Accepted Accounting Policies used in the United States.  For the valuation of tax benefits, we have placed no valuation on federal and state tax benefits resulting from the Company’s net operating losses occurring in 2003.

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

•                  unanticipated results in pending legal proceedings

•                  regulatory constraints

•                  world and economic events that affect consumer confidence

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We currently have a small amount of borrowing on our retail centers’ floorplan line of credit, and have made infrequent use of our general line of credit.  To the limited extent that we do borrow, we are exposed to changes in interest rates.  We do not use interest rate derivative instruments to manage exposure to interest rate changes.  Additionally, we do not invest in securities or funds or any other type of intangible trading security that is exposed to market risk.  We do not enter into any contractual obligations whose final settlement can be affected by interest rate volatility, foreign currency rate fluctuations or commodity price changes.

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

PART II – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

No reports on Form 8-K for July, August or September, 2003 have been filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY HOMES, INC.
Registrant

BY: /s/ MARC A. DOSMANN
Marc A. Dosmann
Vice President – Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated	November 14, 2003