Form 10-K
period 2003-12-31
LIBERTY HOMES INC
filed 2004-03-30
CIK 59240

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10K

(Mark One)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☒	For the fiscal year ended December 31, 2003.
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	For the Transition Period From to .

Commission File Number 0-5555

LIBERTY HOMES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1174256
(State of Incorporation)	IRS Employer Identification No.

PO Box 35, Goshen, Indiana	46527-0035
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s telephone number	574.533.0431

Securities registered pursuant to Section 12 (g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock	NASDAQ
Class B Common Stock	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                        Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this form 10K.                                                                  ☒

Indicate by check mark whether the Registrant is an accelerated filer. Yes ☐ No ☒

As of June 30, 2003, the aggregate market value of the non-voting Common Stock Class A, held by nonaffiliates and the voting Common Stock Class B, held by nonaffiliates (based upon the closing price on the last date of trade) was approximately $2,600,000 and $980,000, respectively.

Number of shares outstanding of each of the registrant’s classes of common stock.

Class	Shares of Outstanding at June 30, 2003

Class A Common Stock, $1.00 par value	1,998,945

Class B Common Stock, $1.00 par value	1,655,522

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Part II.  Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

The Exhibit Index is located on page 15.

PART I

Forward Looking Information – The discussion below contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include statements regarding industry and company outlooks and risk factors.  The Company may make other forward looking statements orally or in writing from time to time.  All such forward looking statements are not guaranties of future events or performance and involve risks and uncertainties. Actual results may differ materially from those in the forward looking statements as the result of a number of material factors. These factors include without limitation:

•                                          changes in the availability of retail (consumer) and wholesale (retailer) financing and the volatility of the interest rates thereon

•                                          the stability of the retailer network

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

•                                          availability and price of raw materials

•                                          unanticipated results in pending legal proceedings

•                                          regulatory constraints

•                                          world and economic events that affect consumer confidence

Item 1.  Business

Liberty Homes, Inc. (the “Company”) was organized as an Indiana corporation in 1970 as the successor to a business founded in 1941.  The Company designs, manufactures and sells at wholesale throughout most of the United States a broad line of manufactured homes and modular homes under various trade names.  The Company has manufacturing facilities in Alabama, Indiana, Kansas, North Carolina, Oregon, Pennsylvania and Wisconsin.  Additionally, it sells at retail through 2 subsidiaries in Indiana and North Carolina.

Constructed on a wheel-mounted under-carriage, a manufactured home is a relocatable factory-built dwelling which, when moved to a location, properly set up and connected to utilities, provides permanent housing.  A manufactured home may also consist of 2 or more units which are moved separately and when securely joined together are called multi-sectional housing.  A manufactured home is to be distinguished from a travel trailer, motor home or other recreational vehicle which is generally used for living accommodations during relatively short periods, primarily for vacation and recreational purposes.

The Company’s typical manufactured home contains a living room, dining room or area, a fully equipped kitchen, 2, 3, 4 or 5 bedrooms, and one or more full baths.  The Company also produces many homes with such additional living spaces as family rooms, sunrooms, dens, utility rooms and porches.  The homes are equipped with central heating, carpeting, a choice of coordinated colors and interior decoration, and are offered in a wide range of floor plans.  Single section homes are 12, 14 or 16 feet wide and vary in overall length from 36 to 76 feet.  Multi-section homes are 2 or more 12, 14, 15 or 16 foot wide sections, with overall lengths ranging from 36 to 76 feet.

The Company’s typical modular home is built in 2 or 3 sections and is very similar to a multi-section manufactured home, however without a permanent steel chassis.

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

For the most part, the Company sells its products to numerous independent retailers and builders, most of whom also sell competing products.  In the year ended December 31, 2003, the Company’s largest customer accounted for approximately 4% of the Company’s sales.  The Company generally manufactures its homes only after receipt of orders and sales backlogs in the manufactured housing and modular housing industries are traditionally short.

Retail prices for the Company’s single section homes typically range from approximately $25,000 to $50,000 and from approximately $35,000 to $125,000 for multi-section homes.  The Company’s homes generally fall within the mid price range of the industry.

Homes were sold by the Company during 2003 to retailers and builders in most of the continental United States.  Transportation charges from the point of manufacture to the delivery point are an important factor in the cost of a home and often influence a choice of product.  In general, most deliveries are made within a 500-mile radius of the manufacturing facility.

In each of the geographical areas in which the Company operates, it faces direct competition from other manufacturers, some of whom are larger than the Company and possess greater resources. This group of competitors consists of manufacturers who compete with the Company on a national level as well as many others who are only regional in scope.  According to data from the Institute of Building Technology and Safety, at the end of 2003, there were 62 companies operating 206 facilities producing manufactured housing in the United States.  The number of companies and facilities involved in modular housing production is unknown.

Generally, since the homes sold by the Company are a form of housing, changes in factors which influence the national housing market usually affect the Company’s business, either beneficially or adversely.  Over the last 5 years, however, while the site built housing industry has benefited from low interest rates and high loan availability, financing for manufactured housing has not followed the same course.  Therefore, the manufactured housing industry and the Company’s manufactured housing business have not followed the national housing market trend.  The Company’s modular home business, which began in the year 2000, seems to trend more in line with the other portions of the housing industry.

In addition, the quality and number of manufactured home developments with space available for new homes sometimes affect the market for manufactured homes.  Manufactured home parks and the placement of manufactured homes on real-estate type scattered sites or subdivisions are generally subject to local zoning ordinances and other local regulations.  Any limitation of the availability of space for manufactured homes due to any cause, including such local ordinances, could adversely affect the Company’s business.

Because of their size and weight, the Company’s homes are generally transported by specially modified trucks.  Most states require special permits for the movement of such homes. Typically, these permits prescribe the roads to be used, speed limits, hours during which travel is permitted, types of signaling devices which must be used, and other such restrictions, primarily for safety purposes.  Seasonal weather conditions can also be a factor for transportation.

The construction of manufactured homes, and the plumbing, heating and electrical systems installed therein, are subject to the National Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban Development (HUD) pursuant to authority granted them by the National Manufactured Home Construction and Safety Standards Act of 1974.  HUD has also promulgated lengthy and complex regulations to implement and enforce the construction standards, and there are substantial penalties for deviations from the regulations.  The standards for construction of the Company’s modular homes are subject to state or local modular building codes.  These codes are also lengthy and complex and, given the Company’s wide range of geographical market, more voluminous.

The Company’s ability to sell its homes is dependent to a considerable degree upon the availability and terms of financing both to its retailers and to retail customers.  Consequently, increases in interest rates or tightening of credit could adversely affect the Company’s business. Conversely, a lowering of interest rates or relaxation of credit restraints could improve the Company’s business.  The availability and financing terms of manufactured housing do not always follow the attributes of financing for other types of housing.

Retail customers usually finance their home purchases with funds borrowed from banks, finance companies, mortgage companies and savings and loan associations.  Manufactured home loans are secured either by the home (chattel mortgage) or by a combination of the home and land (land/home or real property mortgage).  Chattel loans are often made at a substantially higher rate of interest and are not competitive when conventional real property mortgage rates are low, as they have been in recent years.  In addition, the number of financial institutions making chattel loans on manufactured homes has declined in the past few years.  However, manufactured homes and modular homes qualify for and are financed utilizing conventional real property mortgage financing. The acceptance of these homes for such financing has, to a small extent, offset the decline in the availability of chattel financing.

Many retailers who purchase from the Company generally obtain inventory financing from financial institutions (usually banks or finance companies) on a “floor plan” basis whereby the financial institution obtains a lien upon, or title to, all or part of a retailer’s inventory.  To assist retailers in obtaining such financing, the Company, in accordance with trade practice, generally enters into repurchase agreements with lending institutions whereby the Company, during the period (usually from 1 – 1 1/2 years) pending sale to a retail customer, agrees to repurchase a home so financed in the event of the retailer’s default and subsequent inability to repay the amount borrowed from the financial institution.  In the event of repurchase, the Company will experience a loss if the repurchase price paid to the financial institution plus any related costs of repossession (e.g., freight, repairs and shortages) exceed the proceeds received by the Company from resale of the home repurchased.

A growing number of the Company’s retailers are buying homes and funding the purchase through construction financing.  This type of financing does not require the Company to repurchase the home if the retailer has defaulted on the loan.

Irish Homes, Inc., a wholly-owned subsidiary of the Company, commenced operations in 1988 to develop subdivisions located in Northern Indiana using the Company’s manufactured and modular homes.  The homes located within subdivisions include a garage and are placed on a foundation with landscaping, concrete and other work, performed on site by independent contractors.

In 1994, the Company formed Waverlee Homes, Inc., a majority owned subsidiary, which operates production facilities in Hamilton, Alabama.  This operation enhanced the Company’s ability to serve the market in the South Central United States.

During 1997, the Company formed Gipper Development Company, LLC, a wholly-owned entity, which is developing a manufactured housing community in Northern Indiana.

In 1998, Statesville Housing Center, Inc. was formed as a wholly-owned subsidiary of the Company and began operations as a retailer of the Company’s homes.  This retail center is located in Statesville, North Carolina within a mile of one of the Company’s manufacturing plants.

In 2000, the Company formed 3 subsidiaries, Ocala Housing Center, Inc.; Waverlee Homes of Texas, Inc.; and First American Homes, Inc., to establish temporary retail outlets for homes the Company was obligated to repurchase under agreements with various financial institutions providing inventory financing to the Company’s independent retailers.  During 2001, the Company closed and liquidated First American Homes, Inc., closed and liquidated Waverlee Homes of Texas, Inc. during 2002 and closed and liquidated Ocala Housing Center, Inc. in 2003.

Employees

As of March 13, 2004, the Company had approximately 790 full-time employees.

Item 2.  Properties.

Manufacturing Facilities –

Syracuse, Indiana

Yoder, Kansas

Dorchester, Wisconsin

Plant #1

Plant #2

Leola, Pennsylvania

Sheridan, Oregon

Ocala, Florida

Statesville, North Carolina

Hamilton, Alabama

Tuscumbia, Alabama

The Tuscumbia plant and Plant #1 at Dorchester were idled during the year 2000 and the Ocala plant was idled at the end of 2002.  All of these plants are currently being marketed for sale and are suitable for a wide variety of use.  All of the remaining manufacturing facilities are utilized during one shift per day.

The Company owns all of its manufacturing facilities in fee simple and believes that its facilities and equipment contained therein are well maintained and in good condition.  All the Company’s manufacturing facilities are intended for the manufacture of homes, and in the Company’s judgment, all are adequate for their current use.

Retail Facilities –

Statesville, North Carolina

The Company leases a retail facility in Statesville, North Carolina.  The facility is intended for the display and retail sale of manufactured and modular homes and is well maintained and in good condition.

Elkhart, Indiana

The Company uses one of the model homes it has in the subdivision as a sales office.

Other –

Goshen, Indiana

The Company’s executive office and its engineering and design center is located in Goshen, Indiana.  The Company owns the property in fee simple.  The property is in good condition, is well maintained and fits the purpose of its intended use.

Item 3.  Legal Proceedings.

The Company is party to various legal proceedings resulting from the normal course of operations. The Company has provided for anticipated losses resulting from such litigation.  In management’s opinion, the Company has adequate legal defenses and does not believe these suits will materially affect the Company’s operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders for the 3 months ended December 31, 2003.

PART II

Item 5.  Market for the Company’s Common Equity and Related Stockholder Matters.

The Company’s 2003 Annual Report to Shareholders is an exhibit of this filing.  The information under the caption “Capital Stock” on page 7 of the report is incorporated by reference as Item 5 of this filing.  The Company does not have any compensation plan or individual compensation arrangement under which shares of the Company’s common stock have been reserved for issuance to any person in exchange for consideration in the form of goods or services.

The Company’s shares are traded on the NASDAQ small cap market.

Item 6.  Selected Financial Data.

The Company’s 2003 Annual Report to Shareholders is an exhibit of this filing.  The information under the caption “Selected Financial Data” on page 1 of the report is incorporated by reference as Item 6 of this filing.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s 2003 Annual Report to Stockholders is an exhibit this filing.  The information contained on pages 1 through 7 of the report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated by reference as Item 7 of this filing.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The Company currently has a small amount of borrowing on their retail businesses’ floorplan line of credit, and has made infrequent use of the general line of credit.  To the limited extent of borrowing, there is exposure to changes in interest rates.  The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.  Additionally, the Company does not invest in securities or funds or any other type of intangible trading security that is exposed to market risk.  The Company does not enter into any contractual obligations whose final settlement can be affected by interest rate volatility, foreign currency rate fluctuations or commodity price changes.

Item 8.  Financial Statements and Supplementary Data.

The Company’s 2003 Annual Report to Stockholders is an exhibit of this filing.  The 2003, 2002 and 2001 consolidated financial statements and footnotes thereto, together with the report thereon of Crowe Chizek and Company LLC dated February 20, 2004, on pages 9 through 19 of the report are incorporated by reference as Item 8 of this filing.

Item 9a.  Management’s Report on Disclosure Controls and Procedures and Internal Control.

(a)                                  The Chief Executive Officer and the Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing of this Form 10K.  As a result of that evaluation, they have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Edward J. Hussey, age 86, was President from 1960 to 2003 and has been Chief Executive Officer, Chairman of the Board and a Director since 1960 of the Company (or it predecessors), and is the father of Edward Joseph Hussey and Michael F. Hussey.

Edward Joseph Hussey, age 56, is an attorney and a son of Edward J. Hussey.  He has been a Director of the Company since 1981, Secretary of the Company since 1985 and was named Vice President of the Company in 1990.  In September, 1987, he began employment with the Company on a full time basis.  Since 1975, he has been associated with the law firm of Hodges & Davis P.C., where he is of counsel.

Michael F. Hussey, age 47, has been employed by the Company since 1980.  He was named Vice President of Finance in 1984 and became a Director in 1988.  He was elected President in 2003.  He is the son of Edward J. Hussey.

David M. Huffine, age 55, has been a Director of the Company since 1988.  He is currently self-employed.  From 1993 to 2002, he was Vice President of Duneland Mortgage, President of I.M. Homes, Inc., Rocky Ford, Colorado, President of Sky View Homes, Inc. and Chairman of the Board of Rampart Investigations.

Mitchell A. Day, age 48, has been a Director since 1995.  He has also been President of Day Equipment Corporation, Goshen, Indiana since 1984.

Lester M. Molnar, age 73, retired as Vice President of the Company in 1993 after sixteen years of service.  He has been a Director since 2001.

James R. Evans, age 43, was appointed a Director in 2004.  He has been Chief Financial Officer of Marque, Inc. and Pinnacle Building Systems Company since 1999.

Dorothy L. Peterson, age 92, has been employed with the Company since 1952.  She was appointed Assistant Treasurer in 1985.

Marc A. Dosmann, age 51, joined the Company in February 1995 as Vice President and Chief Financial Officer.

Bruce A. McMillan, age 52, has served the Company in various capacities for over 30 years. He was appointed to the position of Vice President of Sales in 1994.

Ronald F. Atkins, age 53, has served the Company in manufacturing and purchasing functions since 1981.  During 1996, he was appointed to the position of Vice President of Purchasing.

Nader Tomasbi, age 44, joined the Company in July 1994.  In 1998, he was appointed as Vice President of Engineering and Design.

Brian L. Christner, age 44, joined the Company in December 1994 as Controller and has held the position of Treasurer since January 2002.

Gregory T. Shank, age 36, joined the Company in December 1999 as Controller.  He was Controller from August 1998 to December 1999 of the Truck Accessory Group, Inc.

Item 11.  Executive Compensation.

The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2004 includes information under the captions “Executive Compensation and Shareowner Return Performance Presentation” on pages 6 through 9.  The proxy statement has been separately filed and those sections are exhibits of this filing and are incorporated by reference as Item 11 of this filing.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2004 includes information under the caption “Shares Outstanding and Voting Rights” on pages 2 and 3. The proxy statement has been separately filed and this section is an exhibit of this filing and is incorporated by reference as Item 12 of this filing.

Item 13.  Certain Relationships and Related Transactions.

The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2004 includes information in footnotes 4, 7 and 11 on pages 5 and 6.  The proxy statement has been separately filed and this information is incorporated by reference as item 13 of this filing.

Item 14.  Principal Accountant Fees and Services.

The Company’s Proxy Statement of the Annual Meeting of Shareholders to be held April 29, 2004 includes information under the caption “Relationship with Independent Certified Public Accounts” on page 10.  The Proxy Statement has been separately filed and those sections are exhibits of this filing and are incorporated by reference as item 14 of this filing.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8K.

(a) The following documents are filed as part of this report on Form 10K:

(b) Reports on Form 8K

No reports on Form 8K were filed during the 3 months ended December 31, 2003.

(c) Exhibits

The exhibits filed with this Form 10K are listed in the exhibit index located on page 15.

SIGNATURES

Following the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Homes, Inc.
(Registrant)

March 30, 2004	By:	/s/ Marc A. Dosmann
Marc A. Dosmann
Vice President – CFO
(Principal Financial and Accounting Officer)

Following the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward J. Hussey	Director, Chairman of the Board of Directors
Edward J. Hussey	(Principal Executive Officer)
March 30, 2004

/s/ Michael F. Hussey	Director & President
Michael F. Hussey	March 30, 2004

/s/ Edward Joseph Hussey	Director, Vice President, Secretary & Assistant Treasurer
Edward Joseph Hussey	March 30, 2004

/s/ Mitchell Day	Director
Mitchell Day	March 30, 2004

EXHIBIT INDEX

Page
3(a)	Articles of Incorporation of the Company. (File #0-5555, Form 10K for the year ended December 31, 1984).	*

3(b)	Amendment to Articles of Incorporation. (File #0-5555, Form 10-Q for the quarter ended March 31, 1985, Exhibit 4).	*

3(c)	By-laws of the Company. (File #0-5555, Form 10K for the year ended December 31, 1987).	*

10(a)	Employment Agreement between the Company and Edward Joseph Hussey dated September 14, 1993 (File #0-5555, Form 10K for the year ended December 31, 1993).	*

10(b)	Employment Agreement between the Company and Michael F. Hussey dated September 14, 1993 (File #0-5555, Form 10K for the year ended December 31, 1993).	*

13

Annual Report to Shareholders for 2003

(Except for those portions of this report which are expressly incorporated by reference in this Form 10K, the information contained in such 2003 Annual Report to Shareholders is not deemed “filed” as part of this Form 10K).

*

14	Code of Ethics

21	List of Subsidiaries

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Incorporated by reference

EXHIBIT 13

ANNUAL REPORT TO SHAREHOLDERS FOR 2003

THE COMPANY

LIBERTY HOMES, INC. and Subsidiaries design and manufacture a broad line of single and multi-section manufactured homes and modular homes.  Sales are made to numerous independent retailers throughout most of the United States and to consumers at the Company’s two retail operations.  The Company currently operates manufacturing plants in Syracuse, Indiana; Yoder, Kansas; Dorchester, Wisconsin; Leola, Pennsylvania; Sheridan, Oregon; Statesville, North Carolina; and Hamilton, Alabama.  Corporate offices, including engineering and design facilities, are located in Goshen, Indiana.

SELECTED FINANCIAL DATA

as of or for the year ending December 31,

(Amounts in Thousands Except per Share Data)

	2003	2002	2001	2000	1999
Net Sales	$84,421	$91,861	$112,266	$128,165	$181,736
Net income (loss)	$(4,643)	$(4,551)	$(1,574)	$(5,916)	$2,162
Net income (loss) per share	$(1.27)	$(1.22)	$(.42)	$(1.53)	$.55

Total assets	$47,270	$53,020	$61,499	$69,769	$75,088
Long term obligations	—	—	—	—	—
Cash dividends paid per share:
Class A & B common stock	$.28	$.28	$.28	$.28	$.28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Industry – For the fifth straight year, the manufactured housing industry experienced a contraction during 2003.  Shipments of manufactured homes sold from United States manufacturing facilities during the year were slightly less than 131,000.  Beginning in 1999, when the current slump began, shipments have fallen 65%.  This reduction has been steep as well as lengthy and, as is characteristic of changes of this sort, it has been driven by wide sweeping forces.

Principal causes of the industry’s decline can be traced to an aggressive expansion that took place during the five years preceding the slump.  During that time, retail and wholesale credit availability grew as a result of increased amounts of funds being available as well as the relaxation of underwriting standards.  The increased availability of credit on both the wholesale and retail levels led to a large increase in the number of retailers.  Manufacturers responded to this increased demand by increasing production capacity.

Relaxed credit standards inevitably led to a higher level of poor lending decisions.  The result was a rash of foreclosures and repossessions when the US economy began to decline.  Retail demand declined and an oversupplied distribution network coupled with an over-saturated number of retailers led to retailer failures, repossession of wholesale inventory and reduced wholesale demand on manufacturers.  With repossessed retail and wholesale inventory flooding the market and surviving retailers experiencing cutbacks in their inventory financing packages, a large discounted inventory base provided considerable competition against new factory orders.

When lending institutions that dealt in retail and wholesale credit suffered from high default rates,

they either significantly tightened underwriting standards or exited the business.  Reduced pricing on the resale of repossessions gave consumers some bargains but also created lower values for subsequent loan appraisal purposes in the following market period, further curtailing consumers’ abilities to finance new homes.

All of these factors led to reduced orders for new manufactured homes, shipments began to tumble and manufacturers began closing facilities.  At the recent high point, as reported by the Institute for Building Technology and Safety, the industry had 330 plants producing homes at the beginning of 1999.  By the end of 2002, the number of plants had fallen to 233.  Furthermore, during 2003, the number of manufactured homes shipped declined from the prior year by 22% and the number of operating production plants further fell to 206 at the end of the year.

Credit standards continue to be tight.  In fact, The Federal National Mortgage Association and the Federal Home Loan Management Corporation moved to tighten their standards on manufactured housing during 2003.  At year-end though, pressure was causing these two institutions to publicly express reconsideration of their moves.

The results of 2003 do show some stabilizing factors.  The rate of repossessions has abated, no major lending institutions have left the market and the rate of retailer failures has diminished.

Conditions in the manufactured home industry have increased the attraction of modular homes.  Compared to manufactured homes, modular homes are constructed to a different code, have more favorable financing alternatives, are manufactured in a similar process and require a higher degree of engineering and administrative involvement.  Because of the similarity in production processes, manufacturers have been expanding into this segment of the housing market.  There are, unfortunately, no industry wide statistics available to gauge this growth.

Certain raw materials saw substantial price increases during 2003.  Due in large part to the site built housing boom, many structural components, such as lumber, decking and sheathing reached near record prices during the year.

Liberty Homes, Inc. – Since 1941, Liberty Homes, Inc. has been a part of the manufactured housing industry.  It should come as no surprise then that the Company’s experiences and performance have been greatly affected by the industry.

During the five-year industry downturn we have seen decreases in our Company’s sales that are similar in proportion to the manufactured housing industry’s performance.  Our manufactured home unit sales have declined 75% over the last five years including, during 2003, a 29% decrease over the prior year.  Part of this decline has been driven by the industry’s problems.  Single-section homes were affected the most due to the exit of many retail finance companies who provided chattel financing for these products.  As a result, we turned to multi-section manufactured homes and modular housing, and over the five years, our shipments of those homes have dropped 51%.  During 2003, our multi-section manufactured and modular home unit volume was 7% lower than in 2002.  Additionally, the Company did not begin modular home production until 2000.  With favorable results, we grew this business by 97% from 2002 to 2003 to represent 21% of total home shipments during 2003.

We experienced an abnormally high level of retailer failures in the early part of the five-year downturn.  Each of these failed retailers defaulted on financing packages that required us in most situations to repurchase all of the homes in their inventory.  The resale of these homes required significant discounts and costs and in some cases we entered the retail market ourselves to make an orderly disposition of large blocks of repurchased inventory.  During 2002 and 2003 our retailer network became more stable and the failures and resultant repurchase requirements during these years were a fraction of the previous high level.

During this five-year downturn we closed three of our operating facilities.  In 2000 we consolidated the operations of one of our Dorchester Wisconsin plants and our Tuscumbia Alabama facility into nearby production facilities.  At the end of 2002, we decided to close our Ocala Florida manufacturing operation.  By year-end 2003 we were operating seven manufacturing operations.

As we shifted our business to multi-section homes that require more extensive assembly and construction activity, more wholesale and retail financing alternatives became available for our homes.  All of these homes qualify for construction financing and traditional consumer mortgages. Construction financing does not carry a repurchase contingency.  This aided in the curtailed level of our repurchase activity during 2003. Furthermore, traditional mortgages with the attendant security interest in realty present a more favorable risk to lenders.

Our raw material costs began escalating at the beginning of the third quarter of 2003.  Prices for steel, lumber and lumber products, most notably oriented strand board, were considerably higher during the last half of 2003 than in the prior few quarters and years.  This inflation was rapid and due to competitive industry conditions, we were unable to increase our selling prices enough to fully offset these cost increases.

Additional conditions impacted our performance in 2003.  As noted before we decided at the end of 2002 to close our Ocala Florida plant.  We completed this closure during 2003.  Employee benefit costs were disproportionately higher in 2003 as compared to 2002.  The year 2003 also saw the closure of the final one of three retail operations we set up to handle major inventory repurchases in previous years.  All inventory was sold in an orderly manner and the cessation of these facilities’ operating costs will reduce overhead.

RESULTS OF OPERATIONS

Our net sales for 2003 were $84,421,000, a $7,440,000 or 8% decrease from the year 2002.  Net sales in 2002 decreased by $20,405,000, an 18% reduction to $91,861,000 from 2001 net sales of $112,266,000.  The Company sold 18% fewer homes during 2003 than during 2002 and 20% fewer in 2002 than 2001.  As the product mix has shifted from single-section homes to multi-section homes, our average selling price has increased, helping to minimize the reduction of revenue.  During 2003, multi-section homes accounted for 86% of shipments.  This compared to 76% in 2002 and 64% in 2001.

Gross profit was $10,024,000 or 12% of net sales in 2003, $10,875,000 or 12% of net sales in 2002 and $16,565,000 or 15% of net sales in 2001.  A significant increase in the cost of raw materials during the last half of the year created significant pressure on gross profit in 2003.  Competitive forces in the declining market for our homes did not allow us to fully recoup these cost increases, thereby eroding gross profit.  Additionally, employee fringe benefit costs were abnormally high through medical plan and workers’ compensation insurance cost increases.

Selling, delivery, general and administrative expenses totaled $14,548,000 or 17% of net sales in 2003, a $3,691,000 decrease from $18,239,000 or 20% of net sales in 2002.  The decrease results from the elimination of these costs at the closed Florida manufacturing plant, the closed retail operation previously established to resell repurchased homes and other general administrative cost reductions.  The year 2002 includes $877,000 reserved as closing costs for the Florida facility. Selling, delivery, general and administrative expenses during 2001 were $18,976,000 or 17% of net sales.

The Company’s 2003 loss from operations was $4,524,000, a $2,840,000 or 39% reduction from the $7,364,000 loss in 2002.  The operating loss in 2001 was $2,411,000.  Continued declining sales by the industry and by the Company plus the other factors cited before have created a difficult environment in which to operate.  Continued attention to cost control and our focus on new products and approaches to the homebuyers’ market helped us reduce the Company’s loss in 2003.  By no means are we fully satisfied with these results and our focus and control will continue.

Interest and other income or loss was a loss of $102,000 in 2003, and income of $55,000 in 2002 and $562,000 in 2001.  Interest income primarily results from interest earned from the Company’s investment of cash.  Variances are due to varying interest rates, which have dropped considerably over the three years, and the amount of cash available to invest.  The Company experienced in 2003, losses on the disposition of fixed assets and other investments.

Tax loss carryback benefits had been substantially utilized in periods prior to 2003 leaving only a minimal benefit of $63,000 for the current year compared to a $2,742,000 benefit in 2002 and a benefit of $692,000 in 2001.  Operations for the year produced a net loss of $4,643,000 in 2003, a $92,000 increase in the net loss of $4,551,000 in 2002.  The net loss was $1,574,000 in 2001.  The basic and fully diluted loss per share was $1.27, $1.22 and $.42 in 2003, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased during the year to $6,130,000 at December 31, 2003 compared to $4,608,000 at the end of 2002.  Working capital was $14,057,000 and $18,305,000 at the end of year 2003 and 2002, respectively.  The current ratio was 2.4 to 1 at the end of 2003 and 2.8 to 1 at the end of 2002.

The Company has no installment debt, leases or other material scheduled payment obligations.  Capital expenditures during 2003 and 2002 have been limited to repair and replacement of existing assets.  There are currently no plans, projects or commitments that would place a substantial requirement on future cash flow.

Through the consolidation of manufacturing operations and the wind up of repossessed inventory retail operations, we have idled three manufacturing facilities and one retail center that we own.  The real estate in all these properties is held for sale.  Appraisals on them exceed their net book value. We hope to sell all these properties for amounts that exceed their net book value plus the costs of disposal.  At December 31, 2003, the aggregate net book value of these properties was $5,180,000.

The Company is contingently liable under agreements to third party financing companies that require the Company, under certain conditions, to repurchase homes it sells to its retailers.  We believe, as of December 31, 2003, the total repurchase amount potentially due on all homes subject to repurchase is approximately $16,000,000.  The risk of loss under these agreements is spread over many retailers and is further reduced by the resale value of the homes.  During 2003 and 2002, the Company funded all of its repurchase obligations through internal sources.  As of December 31, 2003, we have made provisions for all obligations of which we are aware plus any potential repurchases we have deemed likely to be required.  Any significant change could place unplanned demands on future cash flows.

The Company has secured line of credit agreements, which provide up to $1,366,000 to finance inventory held for retail sale and a general secured line of credit of $5,000,000.  At December 31,

2003, $573,000 was payable on the inventory credit agreements.  As seasonal forces come to bear on cash flow, we have used the general line of credit for a short period of time in each of 2003 and 2002.  At December 31st of both years, nothing was borrowed on the general credit line.

We believe that cash flow from operations, cash reserves and credit arrangements currently in place will be sufficient to meet the Company’s requirements in the year 2004.  We have taken into consideration the current conditions in which the Company operates.  Any additional downturn in the industry could affect the Company and cause us to seek additional lines of credit.

OUTLOOK AND RISK FACTORS

Many of the factors that have created the slump in the manufactured housing industry will continue to be felt.  As we have stated in our general discussion previously, these factors are broad sweeping and have a pronounced effect on our Company and we are cautious about future effects.

Reduced credit availability and tighter underwriting standards will continue to have a dampening effect on the sale of manufactured homes.  Given the excesses that preceded the current downturn, the long-term health of the industry will be enhanced by the prudent underwriting of consumer loans.

The spate of retailer failures that occurred industry-wide in 2000 has slowed since then.  However, it is difficult to project what may happen with the existing retailer base in the future.  Continued fallout among this part of the distribution chain may disrupt the market.

It is a common practice for manufactured housing producers to participate in retailer financing programs which require the manufacturer to repurchase homes which remain unsold and in retailer inventory within a certain time period following delivery to the retailer, if the retailer defaults on its financing obligations.  When initiated, this repurchase obligation brings homes back into the wholesale market and may result in some discounting as the units are resold.  Such discounting creates pricing pressure on the sale of our new homes.  Furthermore, considerable repurchase demands on our own retailers would require uses of our capital in this unproductive area.  We do not believe, however, that the major repurchase activity seen in past years is likely to occur again in the very near future.

The distribution system for our Company’s modular homes may be somewhat different.  While the Company sells some of its modular homes to traditional manufactured home retailers, a large percentage of modular homes are sold to builder developers who do not as a rule stock homes for display.  Consequently, homes sold to such builder developers are not subject to repurchase as described above.  As the modular portion of the Company’s business grows, the Company’s contingent liability for repurchase of homes should proportionately shrink.

The Company’s operations run parallel to the forces in the industry and are impacted by the same risk factors affecting the industry.  Since we produce only to retailers’ orders and sales backlogs are traditionally short, the order activity is indicative of the day to day retail sales activity of our products. Any changes affecting retail customer demand, such as cost, unemployment and the factors previously mentioned, may have an immediate effect on operations.  Additional risk factors of the Company are described in the Liquidity and Capital Resources section of this discussion and in the Notes to Consolidated Financial Statements, Note Six, Contingent Liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Notes to Consolidated Financial Statements contain descriptions in Note One, Accounting Policies, of the Company’s accounting policies which were used in the preparation of the financial information used in this report and in other publicly disclosed information.  These policies are

Generally Accepted Accounting Policies used in the United States (GAAP).  Our preparation of the financial information requires us to use judgment and estimates in the valuation of certain assets and liabilities, recognition of certain expenses and the disclosure of contingencies.  It is our opinion that this use of judgment and estimates has been done in compliance with GAAP.

The Company’s critical accounting policies and estimates are used in establishing amounts for warranty, repurchase obligations, lawsuit reserves, deferred tax valuation and the valuation of property held for sale.  Management has discussed with the Company’s Audit Committee the effects of the application of these critical accounting policies and estimates.  All of these estimates relate to unsettled transactions and events.  Accordingly, upon settlement, actual amounts may differ from these estimated amounts.

Warranty – We use an analysis of historical warranty expense and the average period of time after the sale of the Company’s homes in which warranty claims arise to establish reserves for the cost of potential warranty work that may need to be performed on homes that are sold.

Repurchase Obligations – Estimates are used to determine reserves for potential losses the Company may realize on the resale of homes that it has received requests to repurchase but not yet repurchased or on homes deemed likely to be repurchased.  These estimates are based on current market conditions of the supply of repurchased homes and the value for which recent repurchased homes have been sold.  The Liquidity and Capital Resources section of Management’s Discussion and Analysis, and Note Six, Contingent Liabilities, in the Notes to Consolidated Financial Statements include additional discussion about the Company’s repurchase obligations.

Lawsuits – The Company is party to various legal proceedings from the normal course of operations. We analyze the facts and circumstances of each specific claim and determine the need to establish a liability for a potential settlement amount.  On those claims for which a settlement seems appropriate, a liability is set after review with legal counsel and a review of the outcome of similar claims.

Deferred Taxes – The Company calculates the difference between the amounts of income and expense items determined according to GAAP and the amounts determined by the various tax laws and regulations effective for the areas in which the Company operates.  The predominant incidence of these differences result from temporary differences in the timing of the recognition of income or expense.  An estimate of the value of these items is made using the prevailing tax rates.  These rates may change at the time the temporary differences are actually realized for tax purposes and may therefore be different than our original estimates.  We also estimate the time at which these temporary differences will cease and the time at which future operations will be affected by the deferred taxes.  We have given no value to the tax benefit of net operating loss carryforwards. Additional information about deferred taxes is included in the appropriate section of Note One, Accounting Policies, and in Note Three, Income Taxes, of the Notes to Consolidated Financial Statements.

Property Held For Sale – We have estimated the market value of properties held for sale to be in excess of the net book value plus disposal cost of the properties.  We used appraisals to establish the market valuations in making this estimate.  The Liquidity and Capital Resources section of Management’s Discussion and Analysis and the appropriate section of Note One of the Notes to Consolidated Financial Statements include additional discussion about the Company’s property held for sale.

FORWARD LOOKING STATEMENTS

The discussion above contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include statements we make regarding industry and company outlooks and risk factors.  We may make other forward looking statements orally or in writing from time to time.  All such forward looking statements are not guaranties of future events or performance and involve risks and uncertainties.  Actual results may differ materially from those in our forward looking statements as the result of a number of material factors.  These factors include without limitation:

•                                          changes in the availability of retail (consumer) and wholesale (retailer) financing and the volatility of the interest rates thereon

•                                          the stability of the retailer network

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

•                                          availability and price of raw materials

•                                          unanticipated results in pending legal proceedings

•                                          regulatory constraints

•                                          world and economic events that affect consumer confidence

CAPITAL STOCK

The Company’s Class A and Class B Common Stock are traded on the NASDAQ Stock Market. As of February 20, 2004, there were approximately 225 holders of record of the Company’s Class A Common Stock and approximately 150 holders of record of the Company’s Class B Common Stock. The following table shows the high and low closing bid price per share for the Company’s Class A and Class B Common Stock for each of the quarters in 2003 and 2002 as well as cash dividends paid in each quarter in 2003 and 2002.  During 2002, the Board of Directors deferred their quarterly meeting, normally held in late December, to early January 2003.  As a result, the quarterly dividend, normally declared each year at the December meeting to be paid in the first quarter of the following year, was not declared until the first month of 2003.  Accordingly, although the date of the Company’s dividend declaration changed during 2002, the dividend payment policy was not changed.

	Price per Share ($)				Cash Dividends Paid per Share
	2003		2002
	High	Low	High	Low	2003	2002
First Quarter:
Class A Common	4.93	3.52	7.10	4.50	$.07	$.07
Class B Common	6.25	4.59	7.90	4.85	$.07	$.07
Second Quarter:
Class A Common	6.24	3.90	7.70	5.35	$.07	$.07
Class B Common	5.45	4.15	7.51	6.50	$.07	$.07
Third Quarter:
Class A Common	4.95	4.14	6.00	4.50	$.07	$.07
Class B Common	7.50	4.44	6.95	4.70	$.07	$.07
Fourth Quarter:
Class A Common	6.40	4.50	5.90	4.02	$.07	$.07
Class B Common	8.00	4.87	6.55	5.20	$.07	$.07

March 22, 2004

To Our Shareholders:

As mentioned in Management’s Discussion and Analysis, the year 2003 provided another year of substantial challenges to the manufactured housing industry and to Liberty Homes, Inc.  Industry over-capacity, tightened credit standards and few financial institutions servicing the industry continued to fuel the poor environment in which the Company operated.

We responded by focusing on new and innovative products, exploring new avenues into the homebuyers’ market and by controlling costs.  During 2003, we completed the closure of the Company’s Ocala, Florida facility.  The plant is currently held for sale.

During the year 2003, the Company generated net sales of $84,421,000.  This amount represents a decrease of $7,440,000 from the prior year.  Although still a loss, our 2003 operating loss improved to $4,524,000 compared to $7,364,000 in the prior year while our net loss was $4,643,000 during the current year compared to net loss of $4,551,000 in 2002.

Once again, we want to take this opportunity to thank our shareholders, employees and suppliers for their efforts and continuing support.

Very truly yours,

LIBERTY HOMES, INC.

/s/ Edward J. Hussey
Chairman of the Board

pkm

CONSOLIDATED BALANCE SHEET

December 31, 2003 and 2002 (Amounts in Thousands)

ASSETS

	2003	2002

Current Assets:

Cash and cash equivalents	$6,080	$4,308

Short term investments	50	300

Receivables	3,867	5,815

Inventories	9,594	10,644

Deferred tax asset	3,490	3,441

Income taxes refundable	81	1,912

Prepayments and other	1,029	2,148

Total current assets	24,191	28,568

Property, Plant and Equipment:

Land	1,519	2,014

Buildings and improvements	23,803	23,580

Machinery and equipment	20,151	20,735

	45,473	46,329

Less accumulated depreciation	27,574	26,458

	17,899	19,871

Property held for sale	5,180	4,581

	$47,270	$53,020

The accompanying notes are an integral part of the consolidated financial statements.

LIBERTY HOMES, INC.

LIABILITIES

	2003	2002

Current Liabilities:

Accounts payable	$1,668	$1,779

Floorplan notes payable	573	895

Accrued compensation & payroll taxes	862	1,150

Other accrued liabilities	7,031	6,439

Total current liabilities	10,134	10,263

Deferred Income Taxes	2,781	2,732

Minority Interest in Consolidated Subsidiaries	926	929

Contingent Liabilities	—	—

SHAREHOLDERS’ EQUITY
Capital Stock:
Class A, $1 par value, Authorized - 7,500,000 shares; Issued and outstanding – 2,002,000 in 2003 and 1,995,000 in 2002	2,002	1,995

Class B, $1 par value, convertible to Class A, Authorized – 3,500,000 shares; Issued and outstanding – 1,652,000 in 2003 and 1,659,000 in 2002	1,652	1,659

Other Capital	83	83

Retained Earnings	29,692	35,359

	33,429	39,096

	$47,270	$53,020

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2003, 2002 and 2001

(Amounts in Thousands, Except per Share Data)

	2003	2002	2001

Net sales	$84,421	$91,861	$112,266
Cost of sales	74,397	80,986	95,701

Gross profit	10,024	10,875	16,565

Selling, delivery, general and administrative expenses	14,548	18,239	18,976

Operating loss	(4,524)	(7,364)	(2,411)

Interest and other income or (loss)	(102)	55	562
Interest expense	(83)	(152)	(340)

Loss before minority interest and income taxes	(4,709)	(7,461)	(2,189)
Minority interest in consolidated subsidiaries	3	168	(77)
Income tax benefit	63	2,742	692

Net loss	$(4,643)	$(4,551)	$(1,574)

Net loss per outstanding common share
Class A – basic and fully diluted	$(1.27)	$(1.22)	$(.42)
Class B – basic and fully diluted	$(1.27)	$(1.22)	$(.42)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

(Amounts in Thousands)

	Class A Common Stock	Class B Common Stock	Other Capital	Retained Earnings	Total

Balance, January 1, 2001	$2,083	$1,670	$83	$43,746	$47,582
Conversion from Class B to Class A	5	(5)			—
Net loss for the year				(1,574)	(1,574)
Cash dividends declared				(1,051)	(1,051)
Balance December 31, 2001	2,088	1,665	83	41,121	44,957
Conversion from Class B to Class A Shares	6	(6)			—
Repurchase and cancellation of Class A Shares	(99)			(431)	(530)
Net loss for the year				(4,551)	(4,551)
Cash dividends declared				(780)	(780)
Balance December 31, 2002	1,995	1,659	83	35,359	39,096
Conversion from Class B to Class A Shares	7	(7)			—
Net loss for the year				(4,643)	(4,643)
Cash dividends declared				(1,024)	(1,024)
Balance December 31, 2003	$2,002	$1,652	$83	$29,692	$33,429

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(Amounts in Thousands)

	2003	2002	2001
Cash flows from (used in) operating activities:
Net loss	$(4,643)	(4,551)	$(1,574)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,797	2,039	2,465
Deferred income taxes	—	(339)	(420)
Minority interest	(3)	(168)	77
Loss (Gain) on sale of property, plant & equipment	33	(37)	—
Net value of retail center assets written off	—	—	151
Changes in assets and liabilities:
Receivables	1,948	4,691	753
Inventories	1,050	1,923	4,855
Prepayments and other	1,119	100	(222)
Accounts payable	(111)	(872)	(1,008)
Accrued liabilities	304	(109)	(1,808)
Income taxes payable/receivable	1,831	(1,550)	3,281
Total adjustments	7,968	5,678	8,124

Net cash from operating activities	3,325	1,127	6,550

Cash flows from (used in) investing activities:
Additions to property, plant & equipment	(480)	(1,349)	(396)
Proceeds from sale of property, plant & equipment	23	368	—
Redemption of short term investments	250	—	50
Net cash (used in) investing activities	(207)	(981)	(346)

Cash flows from (used in) financing activities:
Proceeds from notes payable	5,793	1,152	3,751
Repayments of notes payable	(6,115)	(2,640)	(6,577)
Cash dividends paid	(1,024)	(1,043)	(1,051)
Retirement of common stock	—	(530)	—
Net cash (used in) financing activities	(1,346)	(3,061)	(3,877)

Net increase (decrease) in cash and cash equivalents	1,772	(2,915)	2,327
Cash and cash equivalents, beginning of year	4,308	7,223	4,896

Cash and cash equivalents, end of year	$6,080	4,308	$7,223

Supplemental disclosures of cash flow information -
Cash received from income taxes	$1,954	811	$3,403
Cash paid for interest expense	$83	152	$373

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its wholly owned and majority owned subsidiaries.  Upon consolidation, all inter-company accounts, transactions and profits have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments which are converted to known amounts of cash on a daily basis.  These investments are carried at cost which approximates market value.

Short-Term Investments

At December 31, 2003 and 2002, short term investments consisted primarily of certificates of deposit with original maturities of 90 days to 12 months and readily convertible to cash.  These investments are carried at cost, which approximates fair market value.  The Company intends to hold the certificates of deposit until maturity.  The Company’s investments were maintained at a single financial institution at December 31, 2003.

Accounts Receivable

The Company accounts for trade receivables using the amounts billed to its customers.  Past due receivables are determined based on the contractual terms of the transactions billed.  The Company does not accrue interest on any of its trade receivables.  From time to time the Company reviews accounts receivable for amounts that may seem uncollectable.  Based on the current circumstances of customers, specific transactions and economic conditions, the Company establishes an allowance for doubtful collection of receivables.  When collection attempts are deemed to have failed, the receivable is charged against the allowance.  The Company’s allowances are immaterial.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.  A recap of inventories is as follows:

(Amounts in Thousands)	2003	2002
Raw material inventory	$5,202	$5,344
Work in process inventory	1,725	1,927
Inventory held for sale	2,667	3,373
	$9,594	$10,644

Property, Plant and Equipment

Property, plant and equipment is recorded at cost.  Depreciation is taken over the estimated useful life of the asset and is provided principally on the straight-line method.  When assets are retired or disposed, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in operations.  Operations are charged with all maintenance, repairs and rearrangement expenses, while betterments and renewals which increase the productive capacity of assets are capitalized and depreciated. The properties are reviewed for impairment when events indicate the value may not be fully recoverable.

Property Held for Sale

The Company currently has for sale three of its former production facilities, one each in Ocala, Florida, Dorchester, Wisconsin and Tuscumbia, Alabama and also has for sale a closed retail center in Ocala, Florida.  The Wisconsin and Alabama facilities ceased operation in 2000.  Production from the Dorchester, Wisconsin plant was consolidated into the Company’s other Dorchester plant, while the Tuscumbia business was moved 50 miles to the Hamilton, Alabama plant.  At the end of 2002, production ceased at the Florida plant. The Company finished the plant closure in 2003 and will serve this market area from its other facilities.  These closings were done as part of the Company’s response to the current industry downturn.  The retail center was established in order to liquidate homes that the Company was required to purchase from some of its failed retailers.  This center was closed in 2003 after all inventory was disposed.

All facilities are for sale and include land, buildings and land improvements.  The appraised values and asking price for each property exceeds the net book value of each.  All three manufacturing facilities can fit a wide variety of utilization and the retail location is suitable for many purposes.  The Company anticipates selling all of these properties for amounts that exceed their net book value plus disposal costs.  Accordingly, the statements reflect the aggregate net book value of $5,180,000 for all these properties and no adjustments for impairment have been made.

Product Warranty Costs

Estimated warranty obligations are accrued at the time of sale.  This estimate is made from an analysis of the Company’s historical warranty cost.  The following table details the accrual of warranty costs and the changes therein for the past three years.

(Amounts in Thousands)	2003	2002	2001
Accrual at beginning of year	$2,081	$1,764	$1,764
Plus charges to expense	6,133	7,087	8,392
Less payments of claims and services	(5,748)	(6,770)	(8,392)
Accrual at end of year	$2,466	$2,081	$1,764

Income Taxes

The Company accounts for income taxes using the asset and liability method.  Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of ending assets and liabilities.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the tax change enactment date.

Recently Enacted Accounting Standards

The Financial Accounting Standards Board has recently issued or revised new accounting standards (FAS) and new accounting interpretations (FIN).  These standards and interpretations cover asset retirement obligations (FAS 143), early extinguishment of debt and lease accounting (FAS 145), accounting for restructuring activities and exit costs (FAS 146) mortgage loan commitments (FAS 149), reporting of redeemable stock (FAS 150), additional disclosures about defined benefit pension plans (revised FAS 132), information about guarantees of others (FIN 45), and consolidation of variable interest entities (FIN 46).  At the respective effective dates, management believes the implementation of these standards and interpretations has not had or will not have a material impact on the Company’s financial condition, results of operations or cash flows.

Earnings Per Share

Basic and diluted earnings per share are computed based on weighted average Class A and Class B shares outstanding.  There are no options or warrants outstanding to create a dilutive effect.

Revenue Recognition

Revenue is recognized when title is transferred upon shipment.

Delivery Revenues and Costs

The Company includes in net sales the amounts billed to its customers for delivery services.  The costs of these services are included in the Company’s selling, delivery, general and administrative expenses.

Nature of Business, Risks and Uncertainties

The Company designs, manufactures and sells at wholesale a broad line of single and multi-section manufactured homes and multi-section modular homes to numerous independent retailers in the United States.  The Company considers itself to be in the industry segment of manufacturing residential homes as other operations are immaterial.

There are many risks and uncertainties in the industry segment, general nature of business and the world socioeconomic climate that affect the Company.  The list included herein is not to be considered complete, however, included among them are the following.

•                                          changes in the availability of retail (consumer) and wholesale (retailer) financing and the volatility of the interest rates thereon

•                                          the stability of the retailer network

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

•                                          availability and price of raw materials

•                                          unanticipated results in pending legal proceedings

•                                          regulatory constraints

•                                          world and economic events that affect consumer confidence

Further insight into some of these items can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions regarding certain assets, liabilities, revenues and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual amounts may differ from estimated amounts.  The most notable assumptions included in the financial statements involve product warranty costs, potential repurchase obligations on retailer floorplan financing arrangements, lawsuits, deferred taxes and property held for sale.

2. CAPITAL STOCK:

The shares of Class A Common Stock have no voting rights and are not convertible.  The shares of Class B Common Stock have voting rights of one vote per share and are convertible into Class A Common Stock on a one for one basis.  The Class A Shares may carry a preferential dividend rate.  However, in no event will the dividend rate be less than the Class B shares.  The weighted average of all shares outstanding in 2003, 2002 and 2001 was 3,654,000 shares, 3,727,000 shares and 3,753,000 shares, respectively.  The Board of Directors has approved a stock repurchase program authorizing the Company to repurchase up to 1,100,000 outstanding shares of its Class A and Class B Common Shares on the open market or in negotiated transactions at management’s discretion.  At December 31, 2003, 856,000 shares of Class A Common Stock and 61,000 shares of Class B Common Stock had been repurchased and canceled under this program.  No shares were repurchased during 2003.  During 2002, the Board of Directors deferred their quarterly meeting, normally held in late December, to early January 2003.  As a result, the quarterly dividend, normally declared each year at the December quarterly meeting to be paid in the first quarter of the following year, was not declared until the first of 2003.  Accordingly, although the date of the Company’s dividend declaration changed during 2002, the dividend payment policy has not changed.

3.   INCOME TAXES:

The deferred taxes in the accompanying balance sheet include the following amounts of deferred tax assets and liabilities:

(Amounts in Thousands)	2003	2002	2001
Deferred tax asset	$5,153	$3,441	$2,820
Deferred tax liability	(2,781)	(2,732)	(2,450)
Valuation allowance	(1,663)	—	—
Net deferred tax asset	$709	$709	$370

The tax effects of principal temporary differences and carry forwards are as follows:

(Amounts in Thousands)	2003	2002	2001
Nondeductible accruals & reserves	$1,398	$1,658	$1,567
Net Operating Loss and Alternative Minimum Tax Carried Forward	3,413	1,439	1,058
Accelerated tax depreciation	(2,439)	(2,388)	(2,255)
Valuation allowance	(1,663)	—	—
	$709	$709	$370

The components of income tax benefit are as follows:

(Amounts in Thousands)	2003	2002	2001
Current:
Federal	$31	$2,431	$240
State	32	(28)	32
Deferred:
Federal	1,519	(135)	393
State	144	474	27
Valuation allowance	(1,663)	—	—
	$63	$2,742	$692

The income tax benefit is based on consolidated loss before taxes adjusted for non-taxable income and non-deductible expense.  The tax benefit reconciles with the statutory United States federal income tax rate in 2003, 2002 and 2001 as follows:

	Income Tax Expense
(Amounts in Thousands)	2003	2002	2001
Income taxes at statutory federal rate 34%	$1,601	$2,537	$744
State income taxes, net of federal tax effect	21	294	39
Valuation allowance	(1,633)	—	—
Other	104	(89)	(91)
	$63	$2,742	$692

Effective Tax Rate	2%	37%	32%

For the year 2003, the Company placed a reserve against the future benefit of its net operating losses.  This benefit will expire in 2023.

4.              NOTES PAYABLE:

The Company has agreements through some of its subsidiaries for certain inventory financing for a total loan commitment of $1,366,000 under master loan agreements.  The agreements are secured by virtually all of the assets of the subsidiary companies and the guarantee of the parent company and bear interest at 1/2% over prime at December 31, 2003.  Payment is due when the related home is sold.  The loan agreements contain covenants restricting the subsidiaries from certain transfers of assets and business mergers and consolidation.  Total interest expense related to these obligations was $43,000 for 2003 and $152,000 for 2002.  The balance outstanding at December 31, 2003 was $573,000 and $895,000 at December 31, 2002.

The Company has also entered into a $5,000,000 secured revolving line of credit with 1st Source Bank with interest payable monthly at the rate of .25% to .50% below the prime rate depending on the Company’s leverage ratio.  The line is subject to renewal on June 30, 2004 and contains covenant provisions related to financial ratios and certain other matters, with which the Company was in compliance at December 31, 2003.  Total interest expense was $40,000 in 2003.  There was no balance outstanding at December 31, 2003.

5.  OTHER ACCRUED LIABILITIES:

Other accrued liabilities at December 31, 2003 and 2002 are as follows:

(Amounts in Thousands)	2003	2002
Marketing Programs	$1,565	$1,774
Product Warranty	2,466	2,081
Other	3,000	2,584
	$7,031	$6,439

6.  CONTINGENT LIABILITIES:

Repurchase Obligations

The Company is contingently liable under terms of repurchase agreements with various financial institutions, which provide for the repurchase of its homes sold to retailers under floor plan financing arrangements upon retailer default.  The Company believes, as of December 31, 2003, the total repurchase amount potentially due on all homes subject to repurchase is approximately $16,000,000.  The risk of loss under these agreements is spread over many retailers and is further reduced by the resale value of the homes.  The Company has, as of December 31, 2003, provided for losses on homes for which it has received or expects notification of repurchase.

Other Contingencies

The Company is party to various legal proceedings from the normal course of operations.  The Company has provided for anticipated losses resulting from the litigation.  In management’s opinion, the Company has adequate legal defenses and does not believe these suits will materially affect the Company’s operations or financial position.

7.  RETIREMENT PLAN:

The Company has a 401(k) retirement plan which covers substantially all employees.  The Company has agreed to match a portion of the employee contributions made to the plan.  The expense for this plan for the year ended December 31, 2003, 2002 and 2001 was $127,000, $132,000 and $147,000, respectively.

8.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The Company’s results of operations in 2003 and 2002 by quarter are as follows:

(Amounts in Thousands except per share data)

	Quarter Ended				Year Ended Dec. 31
	Mar 31	Jun 30	Sep 30	Dec 31
2003:
Net sales	$17,154	$21,374	$23,854	$22,039	$84,421

Gross profit	1,597	3,160	3,013	2,254	10,024
Net loss	(1,985)	(518)	(821)	(1,319)	(4,643)
Net loss per Class A Share
Basic and Fully Diluted	(.54)	(.14)	(.22)	(.37)	(1.27)
Net loss per Class B Share
Basic and Fully Diluted	$(.54)	$(.14)	$(.22)	$(.37)	$(1.27)

2002:
Net sales	$21,899	$24,668	$23,959	$21,335	$91,861

Gross profit	2,607	3,667	2,736	1,865	10,875
Net loss	(981)	(462)	(1,241)	(1,867)	(4,551)
Net loss per Class A Share
Basic and Fully Diluted	(.26)	(.12)	(.33)	(.51)	(1.22)
Net loss per Class B Share
Basic and Fully Diluted	$(.26)	$(.12)	$(.33)	$(.51)	$(1.22)

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Liberty Homes, Inc.

Goshen, Indiana

We have audited the accompanying consolidated balance sheets of Liberty Homes, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Homes, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Chizek and Company LLC

Elkhart, Indiana
February 20, 2004

BOARD OF DIRECTORS

NAME	PRINCIPAL OCCUPATION AND EMPLOYER
Edward J. Hussey	Chairman of the Board of Liberty Homes, Inc.

Michael F. Hussey	President of Liberty Homes, Inc.

Edward Joseph Hussey	Vice President, Secretary & Assistant Treasurer of Liberty Homes, Inc.

David M. Huffine	President, David M. Huffine & Associates, Crown Point, Indiana

Mitchell A. Day	President of Day Equipment Corporation, Goshen, Indiana

Lester M. Molnar	Retired, Former Vice President of Liberty Homes, Inc.

OFFICERS

Edward J. Hussey, Chairman of the Board

Michael F. Hussey, President

Edward Joseph Hussey, Vice President and Secretary

Marc A. Dosmann, Vice President and Chief Financial Officer

Bruce A. McMillan, Vice President - Sales

Ronald F Atkins, Vice President – Purchasing

Nader Tomasbi, Vice President – Engineering and Design

Brian L. Christner, Treasurer

Gregory T. Shank, Controller

Dorothy L. Peterson, Assistant Treasurer

REGISTRAR & TRANSFER AGENT

Computershare Investor Services

Chicago, Illinois

312.588.4194

AUDITORS

Crowe Chizek and Company LLC

Elkhart, Indiana

LEGAL COUNSEL

Hodges & Davis PC

Merrillville, Indiana

Barrett & McNagny LLP

Fort Wayne, Indiana

ANNUAL REPORT ON FORM 10-K AND CODE OF ETHICS FOR CEO AND FINANCIAL OFFICERS

These documents filed with the Securities and Exchange Commission are available to shareholders at no charge upon written request to Liberty Homes, Inc., PO Box 35, Goshen, Indiana 46527-0035, attention Marc A. Dosmann.