Form 10-Q
period 2004-03-31
LIBERTY HOMES INC
filed 2004-05-17
CIK 59240

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares of Outstanding at May 7, 2004

Class A Common Stock, $1.00 par value	2,002,045

Class B Common Stock, $1.00 par value	1,652,422

Part 1.     CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

LIBERTY HOMES, INC.
CONSOLIDATED BALANCE SHEET
as of March 31, 2004 and December 31, 2003

	(Unaudited) March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$3,146,000	$6,080,000
Short term investments	50,000	50,000
Receivables	8,334,000	3,867,000
Inventories	10,910,000	9,594,000
Deferred tax asset	3,490,000	3,490,000
Income taxes refundable	72,000	81,000
Prepayments and other	952,000	1,029,000

Total current assets	26,954,000	24,191,000

Property, plant and equipment:

Land	1,519,000	1,519,000
Buildings and improvements	23,803,000	23,803,000
Machinery and equipment	20,412,000	20,151,000

	45,734,000	45,473,000

Less accumulated depreciation	27,977,000	27,574,000

	17,757,000	17,899,000

Property held for sale	5,203,000	5,180,000

Total assets	$49,914,000	$47,270,000

LIABILITIES
Current liabilities:
Accounts payable	$3,202,000	$1,668,000
Notes payable	3,765,000	573,000
Accrued compensation & payroll taxes	1,646,000	862,000
Other accrued liabilities	6,007,000	7,031,000

Total current liabilities	14,620,000	10,134,000
Deferred income taxes	2,781,000	2,781,000
Minority interest in consolidated subsidiaries	857,000	926,000
Contingent liabilities (see notes)	—	—

SHAREHOLDERS’ EQUITY
Capital Stock:
Class A, $1 par value
Authorized-7,500,000 Shares Issued & outstanding-2,002,000 in 2004 & 2003	2,002,000	2,002,000
Class B, $1 par value
Authorized-3,500,000 Shares Issued & outstanding-1,652,000 in 2004 & 2003	1,652,000	1,652,000

Other capital	83,000	83,000

Retained earnings	27,919,000	29,692,000

	31,656,000	33,429,000

Total liabilities and stockholders’ equity	$49,914,000	$47,270,000

The accompanying notes are a part of the consolidated financial statements.

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

for the three months ended March 31, 2004 and 2003

	2004	2003

Net sales	$19,946,000	$17,154,000

Cost of sales	17,920,000	15,557,000

Gross profit	2,026,000	1,597,000

Selling, delivery, general and administrative Expenses	3,590,000	3,599,000

Operating loss	(1,564,000)	(2,002,000)

Interest expense	(18,000)	(27,000)

Interest and other income (loss)	(6,000)	15,000

Loss before minority interest and income taxes	(1,588,000)	(2,014,000)

Minority interest	69,000	29,000

Income tax benefit	—	—

Net loss	$(1,519,000)	$(1,985,000)

Net loss per outstanding Common Share – basic and fully diluted	$(.42)	$(.54)

Weighted average shares outstanding	3,654,000	3,654,000

Cash dividend per share:

Class A and Class B Common Stock	$.07	$.07

The accompanying notes are a part of the consolidated financial statements.

LIBERTY HOMES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

for the three months ended March 31, 2004 and 2003

	2004	2003
Cash flows used in operating activities
Net loss	$(1,519,000)	$(1,985,000)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	439,000	492,000
Minority interest	(69,000)	(29,000)

Changes in assets and liabilities:
Receivables	(4,467,000)	(1,763,000)
Inventories	(1,316,000)	(1,160,000)
Prepayments and other	77,000	(925,000)
Accounts payable	1,534,000	1,716,000
Other current liabilities	(240,000)	(1,168,000)
Income taxes receivable	9,000	1,676,000
Total adjustments	(4,033,000)	(1,161,000)
Net cash used in operating activities	(5,552,000)	(3,146,000)

Cash flows used in investing activities
Additions to property, plant and equipment	(320,000)	(127,000)

Net cash used in investing activities	(320,000)	(127,000)

Cash flows provided by (used in) financing activities
Cash dividends paid	(254,000)	(256,000)
Proceeds from notes payable	3,280,000	3,107,000
Payments of notes payable	(88,000)	(2,357,000)

Net cash provided by financing activities	2,938,000	494,000

Net decrease in cash and cash equivalents	(2,934,000)	(2,779,000)

Cash and cash equivalents at beginning of period	6,080,000	4,308,000

Cash and cash equivalents at end of period	$3,146,000	$1,529,000

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes	$19,000	—
Cash paid for interest expense	18,000	$27,000

The accompanying notes are a part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

GENERAL:

The consolidated financial statements and footnotes thereto have been prepared using accounting principles generally accepted in the United States of America.  Such principles have been applied on a basis consistent with 2003.  The results of operations for the interim period presented are not necessarily indicative of results to be expected for the year.  The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.  Certain reclassifications have been done to the previously filed statement of consolidated income for the first quarter of 2003 in order to be consistent with the presentation of the first quarter of 2004.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and all its wholly owned and majority owned subsidiaries.  Upon consolidation, all inter-Company accounts, transactions and profits have been eliminated.

SHORT TERM INVESTMENTS:

Short-term investments consist primarily of certificates of deposits with original maturities greater than 90 days.

INVENTORIES:

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.  Inventories at March 31, 2004 consist of:

Raw Material	$5,953,000
Work in Progress	1,586,000
Finished goods	3,371,000
$10,910,000

PROPERTY HELD FOR SALE:

The Company currently has for sale three of its former production facilities, one each in Ocala, Florida, Dorchester, Wisconsin and Tuscumbia, Alabama and also has for sale a closed retail center in Ocala, Florida.  The Wisconsin and Alabama facilities ceased operation in 2000.  Production from the Dorchester, Wisconsin plant was consolidated into the Company’s other Dorchester plant, while the Tuscumbia business was moved 50 miles to the Hamilton, Alabama plant.  At the end of 2002, production ceased at the Florida plant.  The Company finished the plant closure in 2003 and serves this market area from its other facilities.  These closings were done as part of the Company’s response to the current industry downturn.  The retail center was established in order to liquidate homes that the Company was required to purchase from some of its failed retailers.  This center was closed in 2003 after all inventory was disposed.

All facilities are for sale and include land, buildings and land improvements.  The appraised values and asking price for each property exceeds the net book value of each.  All three manufacturing facilities can fit a wide variety of utilization and the retail location is suitable for many purposes.  The Company anticipates selling all of these properties for amounts that exceed their net book value plus disposal costs.  Accordingly, the statements reflect the aggregate net book value of $5,203,000 for all these properties and no adjustments for impairment have been made.

NOTES PAYABLE:

At March 31, 2004, the Company had the following notes payable:

Revolving credit line of $1,200,000 secured by subsidiaries’ retail inventory bearing interest at 1/2% over prime rate	$765,000

Revolving credit line of $5,000,000 secured by certain real property bearing interest at 1/2% under prime	3,000,000
$3,765,000

CONTINGENT LIABILITIES:

Repurchase Obligations

The Company is contingently liable under terms of repurchase agreements with various financial institutions, which provide for the repurchase of its homes sold to retailers under floor plan financing arrangements upon retailer default.  The risk of loss under these agreements is spread over many retailers and is further reduced by the resale value of the homes.  The Company has, as of March 31, 2004, provided for losses on homes for which it has received or expects notification of repurchase.  Any significant change could place unplanned demands on the Company.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Our Company continues to face a difficult climate in the manufactured home and modular housing industry.  Particularly noteworthy have been rapid increases in raw material costs.  These increased costs have forced us to raise sales prices.  However, sales backlogs have inhibited our ability to completely offset material cost increases with a rise in sales price.  Still, even with the pressure of increases, our 2004 first quarter unit shipments were slightly ahead of the same quarter of 2003.

In a gauge of the most currently available statistics, the Manufactured Housing Institute reports a 5% unit volume decline of manufactured homes during the first three months of 2004 over the same period in 2003.  For the quarter, our Company shipped 3% more modular and manufactured homes in 2004 than during 2003.  Net sales for the first quarter of 2004 were $19,946,000, an increase of $2,792,000 or 16% from the same quarter of 2003.  The average price per home sold during the first quarter of 2004 increased over the same quarter of 2003.  This increase resulted largely from our need to recover material cost increases.  However, some increase has arisen from the Company’s product mix shifting to higher valued homes with more space and features.

Gross profit as a percent of net sales increased to 10% from 9% in the year earlier period for a total increase of $429,000.  Selling, delivery, general and administrative expenses for the 2004 quarter declined $9,000 from the first quarter of 2003.  Increased gross profit combined with a fixed level of selling, delivery, general and administrative costs allowed the Company to reduce its net loss to $1,519,000 during the first quarter of 2004.  This improvement is a $466,000 reduction of the $1,985,000 net loss in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources dropped from the Company’s position at December 31, 2003.  Cash, cash equivalents and short term investments as of March 31, 2004 and December 31, 2003 were $3,196,000 and $6,130,000, respectively.  Working capital as of March 31, 2004 and December 31, 2003 was $12,334,000 and $14,057,000, respectively.  The Company’s current ratio was 1.8 to 1 and 2.4 to 1 at March 31, 2004 and December 31, 2003, respectively.

The Company currently has a $5,000,000 operating line of credit on which it had a borrowed balance of $3,000,000 at March 31, 2004.  This credit arrangement is due for renewal on June 30, 2004.

Additionally, held for sale are three production facilities and a retail center which have been closed as part of the Company’s cost reduction program.  These properties have an aggregate net book value of $5,203,000 and we believe they can be sold for an aggregate amount in excess of this value.

We believe that cash flow from operations, cash reserves and the renewal of credit arrangements currently in place will be sufficient to meet the Company’s requirements in the year 2004.  We have taken into consideration the current conditions in which the Company operates.  Any additional downturn in the industry could affect the Company and cause us to seek additional lines of credit.

OUTLOOK AND RISK FACTORS

The dynamics that propelled the manufacturing component of the industry into its current condition will continue to affect near term performance.  These factors will adversely affect new home orders resulting in lower sales.

The Company’s operations run parallel to the forces in the industry and are impacted by the same risk factors affecting the industry.  Since the Company produces only to retailers’ orders and sales backlogs are traditionally short, our order activity is indicative of the day to day retail sales activity of our products.  Any changes affecting retail customer demand, such as cost, unemployment and the factors previously mentioned, may have an immediate effect on operations.

Increased underwriting standards and a reduced number of retail lenders are factors which will affect the industry for the foreseeable future.  This constriction of credit will keep many potential homebuyers out of the marketplace for manufactured housing.  Previously, less restrictive underwriting standards created a high default rate on loans resulting in numerous repossessions. Given the excesses that preceded the current conditions, the long-term health of the industry will be enhanced by the prudent underwriting of consumer loans.

It is a common practice for manufactured housing producers to participate in retailer financing programs which require the manufacturer to repurchase homes which remain unsold and in retailer inventory within a certain time period following delivery to the retailer, if the retailer defaults on its financing obligations.  When initiated, this repurchase obligation brings homes back into the wholesale market and may result in some discounting as the units are resold.  Such discounting creates pricing pressure on the sale of new homes.  Furthermore, if it were to occur, considerable future repurchase demands on our retailers would require uses of the Company’s resources in this unproductive area.

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

The spate of retailer failures that occurred industry-wide in 2000 slowed during the last three years. However, it is difficult to project what may happen with the existing retailer base in the future.  A reoccurrence of a fallout among this part of the distribution chain may disrupt the market.

CRITICAL ACCOUNTING POLICIES

The Company’s Annual Report on Form 10-K for the period ended December 31, 2003, under the heading “Critical Accounting Policies and Estimates,” provides a list of accounting policies that are integral components to the portrayal of financial condition and results of operations of the Company. These items are warranty, repurchase obligations, lawsuits, deferred taxes and property held for sale.  Since that report, we have not changed the use of estimates and judgements in the application of Generally Accepted Accounting Policies used in the United States.

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

•              unanticipated results in pending legal proceedings

•              regulatory constraints

•              world and economic events that affect consumer confidence

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We usually have a small amount of borrowing on our retail centers’ floorplan line of credit, and have made infrequent use of our general line of credit.  To the limited extent that we do borrow, we are exposed to changes in interest rates.  We do not use interest rate derivative instruments to manage exposure to interest rate changes.  Additionally, we do not invest in securities or funds or any other type of intangible trading security that is exposed to market risk.  We do not enter into any contractual obligations whose final settlement can be affected by interest rate volatility, foreign currency rate fluctuations or commodity price changes.

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

No reports on Form 8-K for January, February or March, 2004 have been filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY HOMES, INC.
Registrant

BY: /s/ Marc A. Dosmann
Marc A. Dosmann
Vice President – Chief Financial Officer (Principal Financial and Accounting Officer)

Dated	May 14, 2004